Form 10KSB40
period 1999-12-31
NETMEASURE TECHNOLOGY INC
filed 2000-04-13
CIK 1073090

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                         FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999
                          -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to_____________

                         Commission file number    0-27675
                                                -------------

                           NetMeasure Technology Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                 Nevada                                       86-0914695
    -------------------------------                        ----------------
    (State or other jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

       370-1122 Mainland Street,
      Vancouver, British Columbia                              V6B 5L1
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


                                 (604) 669-2255
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:     None.
                                                                ------------

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
------------------------------
    (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes     X        No
       ---          ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for its most recent fiscal year were $15,227.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was -0- since there was no established trading market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock, as of March 31, 2000 was 16,284,800.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format: Yes      ; No   X
                                                   -----     -----

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

                                     GENERAL

NetMeasure Technology Inc. ("NetMeasure"), formerly, Powertech, Inc. ("Powertech"), was incorporated under the laws of the State of Nevada on May 4, 1998 with no specific business plan other than to merge with or to acquire an unspecified company. The company neither owned nor leased any real or personal property, and had no specific business plan other than to engage in a merger or acquisition with an unidentified company. On February 12, 1999, NetMeasure purchased all the issued and outstanding shares of NetMeasure Technology (Canada) Inc. ("NetMeasure (Canada)"), formerly NetSentry Technology, Inc. NetMeasure is a development stage company that intends to develop and exploit technologies to improve the efficiency, reliability and recoverability of the private (intranets or corporate) networks and public (internet) networks that use Internet protocol ("IP") to transfer data within and between these networks. NetMeasure will either produce the products using its technologies or license others to do so. IP is the most widely used data communications protocol or "common language" for networks that make up the Internet; it allows different types of networks based on various types of protocols to be able to communicate with each other. Unless the context otherwise indicates or requires, NetMeasure and NetMeasure (Canada), its wholly-owned subsidiary, are referred to in this annual report as the "Company."

Currently, the Company's activities are devoted primarily to product development of its proposed products (which are briefly described under "Plan of Operation" in Part II, Item 6). It contemplates that its first product, ProbeNET, will be "feature complete" and launched during the second quarter of 2000. Other efforts are devoted by management to product development, direction and strategy, market research, marketing and sales channel strategy, prospective customer discussions, sales channel negotiations and discussions, financing discussions, and general and administrative matters.

                       NETMEASURE TECHNOLOGY (CANADA) INC.

Pursuant to a Share Purchase Agreement dated for reference January 11, 1999, as amended by agreement dated January 29, 1999, NetMeasure acquired from Randy Voldeng and Dragos Ruiu all of the issued and outstanding shares of NetMeasure (Canada) in consideration of $115,000*, payable by the issuance of 2,442,500 shares to each of them, or an aggregate of 4,885,000 shares, plus an additional aggregate of 1,000,000 shares from three (3) persons then serving as directors of NetMeasure, and NetMeasure's having available funds of $1,012,500. NetMeasure (Canada) was a start-up company with a business plan to engage in the business of Internet software and hardware development. NetMeasure, which had about sixty-five (65) shareholders, was seeking a merger, and NetMeasure (Canada), whose two (2) founders were its sole shareholders, was seeking funding. The transaction closed on February 12, 1999 after the requisite funds were obtained. On that date, Mr. Voldeng and Mr. Ruiu each entered into Non-Competition Agreements with NetMeasure (Canada) as a condition of closing. The agreements have not been assigned to NetMeasure Technology Inc., as management deemed it was not required, as NetMeasure Technology Inc.'s only operating company is NetMeasure Technology (Canada) Inc., its wholly owned subsidiary. The Company believes the Non-Competition Agreements are enforceable. Prior to the transaction, there was no relationship between the companies or their shareholders. The terms of the transaction were negotiated on an arm's-length basis; no fairness opinion, appraisal or report was obtained. Mr. Ruiu was removed as an officer and director, without cause, in November 1999, and has not had an operating role with the Company since early September 1999. Mr. Ruiu has not participated in the development of the Company's current products-under-development and his departure will not negatively impact the Company.

NetMeasure (Canada) was incorporated under the Company Act of British Columbia on May 22, 1998 to develop and exploit technologies that improve the efficiency, reliability and recoverability of the private (intranets or corporate) networks and public (internet) networks that use the Internet Protocol ("IP") to transfer data in and between these networks. It was (and still is) a development stage company that had (and has) not earned any revenues and that required (and requires) substantial financing to develop and market its technologies.

NetMeasure (Canada)'s business will focus on the development and marketing of software products that help telecommunications companies and Internet service providers, national and regional network operators and large corporations increase the efficiency, reliability and recoverability of their network infrastructures.

Some of the most common problems faced by network managers relate to the efficiency of routing, the way that network equipment using the IP protocol assigns paths that pieces of information take to reach their network destination in the quickest way, and the way address resources, how source and destination network addresses are assigned, are distributed throughout IP networks. Routing and addressing needs are increasing and becoming more complex as traffic increases, and not surprisingly, there is a corresponding increase in new network-associated problems.

NetMeasure (Canada) will address the needs of network professionals by providing them with customizable software tools that will measure and monitor network conditions throughout their networks, alert them to the locations of specific network problems and conditions and potentially help them identify future trouble spots.

--------
* All dollar amounts in this annual report, including financial statements, are US Dollars unless otherwise indicated.

                   MARKETING AND DISTRIBUTION OF NEW PRODUCTS

NetMeasure (Canada) and Hewlett Packard Network Test Division ("HP"), now known as Agilent Technologies, Inc. ("Agilent") executed a Memorandum of Understanding, dated May 15, 1998, with respect to a marketing and distribution structure for NetMeasure (Canada)'s ProbeNET distributed measurement software, providing for a period of twenty-four (24) months beginning with the product release date, which is expected to occur in the second quarter of 2000. The Memorandum of Understanding was entered into by NetMeasure (Canada) before it was formally incorporated. The Memorandum of Understanding is not a formal contract but an expression of interest by Agilent to enter into an agreement with the Company, provided the product meets the needs of its target customers. Should the parties enter into an agreement, it would be subject to mutually agreed annual renewal terms and require the Company to sell the ProbeNET software to HP at a discount up to fifty percent (50%) from the net selling price. Agilent would then market and distribute the Company's product under either its own or the Company's label or badge. The Company also may market and distribute its products directly or arrange for others to do so. Revenues may also be generated through licensing the Company's products to others. The Company does not expect to be dependent upon Agilent or a few major customers or suppliers.

As networks and the Internet have grown, they have also created more headaches for network managers. IP routing and address resources are distributed throughout IP Networks, as are their associated problems. ProbeNET is used to identify, monitor and take action on events, conditions and traffic that happen at different times and places within the network, but also negatively impact network performance.

ProbeNET is a software package that is "distributed" in the sense that it can function with several ProbeNET "agents" installed throughout the network in a distributed fashion in order to collect and measure network performance from various points in the network. ProbeNET is a problem-solving tool for network professionals who need to get more visibility of which problems are occurring in remote parts of their networks. ProbeNET uses a distributed architecture of "agents" installed throughout the network to capture and analyze any type of data, anywhere and anytime on the network. (Other products under development are described briefly under "Plan of Operation" in Part II, Item 6.)

                                   COMPETITION

ProbeNET is a technology that enables the network professional to make a network related measurement in a fast and efficient manner; it differentiates itself from other measurement tools by combining data intelligently collected from distributed measurement points on the network in a meaningful way by means of an intuitive reporting mechanism and user interface. It also is a highly customizable tool that uses a deployed or distributed architecture of "agents" installed throughout the network to capture and analyze any type of data, anywhere and anytime on the network. It also enables network managers to specify new measurement needs and to rapidly obtain a usable measurement that can then be run by the ProbeNET program.

There are vendors providing measurements for specific applications, such as IP billing, network performance, service level agreements and policy management, but the Company's management is not aware of any commercially available, comprehensive test tools similar to ProbeNET, for its intended use. Products offering specific applications similar to those incorporated in ProbeNET are available from such competitors as NFR, Narrus, Saville, Xacct, Network Associates, Cisco and others.

In general, however, the development of Internet software and hardware is intensely competitive. The Company competes with numerous other companies, including several major manufacturers and distributors. Some of the Company's competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute

In general, however, the development of Internet software and hardware is intensely competitive. The Company competes with numerous other companies, including several major manufacturers and distributors. Some of the Company's competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute Internet software and hardware that is substantially similar or superior to the Company's products. There is no assurance that the Company will be able to develop and sell products that have a competitive advantage in the market.

                      GOVERNMENT SUPERVISION AND REGULATION

The phenomenal growth of the Internet indicates a fundamental change in the way people and organizations interact. Electronic connectivity, once solely the realm of larger corporate business systems, is now impacting every business segment in the worldwide economy and all consumers in the form of the Internet. Voice, fax, e-commerce and video now converge on the Internet. However, although the government is closely monitoring the development of this new communications infrastructure, especially to ensure there is fair competition, the Internet is largely unregulated.

                             RESEARCH & DEVELOPMENT

The Company estimates spending approximately $1 million on product development during fiscal 2000, including $175,000 in expected support funding which is being applied for from Technology BC, a British Columbia provincial government funding program for joint development activities between the Company and Advanced Technology Group of the British Columbia Institute of Technology.

The Advanced Technology Group of the British Columbia Institute for Technology has received funding on many occasions for collaborative projects with industry partners. Based upon their past experience, the Group has advised the registrant that is confident that the proposed project, which the Group supports, would qualify for funding. The registrant is currently working with the Group to complete the funding application. However, should the funding application not be successful, or should the Company not secure the funds to fulfill its part, it would not significantly impact the Company's economic viability as the funds are intended to be used for prototyping a second product (code named "TestBot") and not the Company's flagship product ("ProbeNet"), which is currently under development.

The most significant part of the Company's activities since the closing of the Share Purchase Agreement with NetMeasure (Canada) in February 1999 has been product development activities. Research and development activities ordinarily are not, but may be, paid for by customers.

                              INTELLECTUAL PROPERTY

The Company believes that the software and hardware technology products it develops are proprietary in nature, but generally does not intend to seek patent protection. Rather, the Company intends to protect its intellectual property through a combination of trade secret laws, non-disclosure agreements and similar means.

                                    EMPLOYEES

As of January 1, 2000, the Company employed nine (9) full-time employees, including programmers, technicians and others. The Company considers relations with employees to be good. Messrs. Voldeng and Plato, officers and directors, devote their full time to the business of the Company.

                           FORWARD-LOOKING STATEMENTS.

The information in this annual report contains forward-looking statements, including statements of management's belief or expectation, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those projected or suggested in the forward-looking statements. Such risks and uncertainties are set forth under "Part I, Item 1., Description of Business", "Part II, Item 6., Management's Discussion and Analysis or Plan of Operation" and elsewhere in this annual report.

ITEM 2.    DESCRIPTION OF PROPERTY.

The Company subleases office space of approximately 2,300 square feet for its executive offices and primary operating facility from an unrelated entity for monthly rent of Cdn $4,600 (US $3,172) on a lease expiring on May 14, 2001, with an option to extend the lease for two (2) years and to increase the space by 1,000 square feet. The Company also leases approximately 750 feet for its main test lab and network infrastructure facility in an adjacent building for monthly rent of Cdn $442 (US $305) on a lease expiring on June 15, 2001, with an option to extend the lease for two (2) years. In the opinion of management, these properties are adequate and suitable for the Company's use for the foreseeable future. Until November 1999, the Company maintained, at no cost, a test lab at the home of Mr. Ruiu in Vancouver and a remote test site at an apartment of Mr. Ruiu in Edmonton, Alberta.

ITEM 3.    LEGAL PROCEEDINGS.

There are no material legal proceedings pending to which the Company is a party or to which any of its property is the subject.

On January 13, 1999, the SEC announced the temporary, ten (10) day suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934, of over the counter trading of the securities of Powertech, commencing at 9:30 a.m. on January 14, 1999 and terminating at 11:59 p.m. on January 28, 1999, because of questions raised about the accuracy and adequacy of publicly disseminated information concerning, among other things, contracts entered into by the issuer.

The SEC also is conducting a private investigation involving the Company pursuant to a formal order entered on January 26, 1999, styled In the Matter of PTC Group, Inc. (NY-6515). To the registrant's knowledge, the investigation is continuing.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None/Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares. The shares of common stock were quoted and traded on the OTC Bulletin Board for two (2) days, from January 11, 1999 until the temporary, ten (10) day trading suspension by the Securities and Exchange Commission ("SEC") on January 13, 1999 and, to the knowledge of the Company, trading has not resumed although the trading suspension no longer is in effect.

Dividends. The Company has not declared any dividends since inception and does not intend to declare or pay any cash dividends in the foreseeable future. Rather, any net earnings shall be used for working capital and other corporate purposes.

Holders. As of March 31, 2000, there were approximately thirty (30) holders of record of the Company's shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The independent auditors' report comments that the Company's having no established source of revenue and its being dependent on its ability to raise substantial amounts of equity funds raise substantial doubt about the Company's ability to continue as a going concern. The technologies the Company intends to develop will require significant cash. The ability of the Company to develop the technologies into marketable products is dependent on management's ability to obtain adequate additional financing, develop commercially saleable products and achieve profitable operation. There can be no assurance that any of these objectives will be realized.

                                PLAN OF OPERATION

The Company has not had revenues from operations since inception. With the acquisition of NetMeasure (Canada), NetMeasure's plan of operation contemplates utilizing the $1.2 million additional financing to be obtained in an on-going private offering during the next six (6) months for the continued development of its technologies in order to achieve profitable operations. Management currently is actively seeking this funding. Approximately, $500,000 has already been obtained for operations through the end of April 2000, when customer field trials of ProbeNET are expected to be completed and ProbeNET is launched. The Company expects to begin generating revenues by the second quarter of 2000. The Company presently has no contingency plan in the event it does not obtain all the additional financing, although it is cautiously optimistic that it will do so, provided a trading market is established for the registrant's shares in the immediate future. A merger or the sale of technologies likely would result if the Company is unsuccessful in obtaining financing.

Attracting additional members to a team of highly skilled experienced technical professionals, including programmers and marketing engineers, also is contemplated. The Company expects to pay compensation of Cdn $100,000 (US $69,000) to Mr. Voldeng and Cdn $100,000 (US $69,000) to Jeff Plato during fiscal 2000. The Company also has lease obligations aggregating about $42,000 in fiscal 2000. The Company expects to meet the compensation and lease commitments, as well as other financial obligations, through funds obtained from private offerings if sufficient funds are not generated from operations.

With the additional financing and staff, the Company expects to continue development of and to launch ProbeNET and other innovative products during the next several years, including:

        -ProbeNET Version 2 - will include an architecture for consultants and customers to develop their own customized measurements and will include more data exchange between the distributed ProbeNET software "agents" in the network, to provide more detailed network performance measurement; estimated release in the third quarter of 2000.

        -TestBOT -is a handheld portable network tester designed for use by system and network administration professionals. It is envisioned with a processor speed of 270 MIPS (millions of instructions per second), 32MB (megabytes of random access memory) 100 base T (network jack interface type and speed, which is 100 megabits per second), handheld, battery-operated console and test tool about the size and weight of a 35mm camera.

There can be no assurance that any of the products under development will be successfully developed or will be commercially successful.

Comparison of fiscal years ended December 31, 1998 and December 31, 1999.

During the fiscal year ending December 31, 1998, the Company had no revenues and incurred a net loss of $226,390. The Company's activities during this period of time were related to securing initial seed financing and seeking an appropriate acquisition. Most of the expenses in 1998 were consulting expenses of $186,688, which were related to these activities.

During the fiscal year ending December 31, 1999, the Company had revenues of $15,227 and incurred a net loss of $1,132,851. The Company's primary activities during 1999 were related to business operations, i.e. product specification and development. Most of the expenses in 1999 were related to management and employee compensation of $810,818, including salaries, benefits, consulting fees and non-cash compensation. The non-cash compensation component was $387,665, which was the value of the current portion of the cash awards.

                              YEAR 2000/Y2K ISSUES

Because many computer and computer applications define date by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could have resulted in miscalculations or systems failure in computer systems, network elements, software applications and other business systems that have time-sensitive programs.

The Company has been unaffected by the Year 2000/Y2K issues and management does not believe there will be any Year 2000/Y2K issues in the future that will impact its operations.

ITEM 7.    FINANCIAL STATEMENTS.

The following financial statements are included in this annual report:

(a) Independent Auditors' Report on the Consolidated Financial Statements
(b) Consolidated Balance Sheet at December 31, 1998 and 1999
(c) Consolidated Statements of Operations for the year ended December 31, 1999 and for the period from Inception to December 31, 1999
(d) Consolidated Statements of Cash Flows for the year ended December 31,
    1999 and for the period from Inception to December 31, 1999
(e) Consolidated Statements of Stockholders Equity from the Date of
    Inception to December 31, 1999
(f) Notes to the Consolidated Financial Statements

                                                   NETMEASURE TECHNOLOGY INC.
                                                   (FORMERLY POWERTECH, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   CONSOLIDATED
                                                   FINANCIAL STATEMENTS
                                                   (EXPRESSED IN U.S. DOLLARS)
                                                   DECEMBER 31, 1999

CONTENTS

                                                                               PAGE
                                                                               ----
Independent Auditors' Report on the Consolidated Financial Statements             1

Consolidated Balance Sheet                                                        2

Consolidated Statement of Operations                                              3

Consolidated Statement of Cash Flows                                              4

Consolidated Statement of Shareholders Equity                                     5

Notes to the Consolidated Financial Statements                                 6-12

INDEPENDENT AUDITORS' REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS

         To the Shareholders of
         NetMeasure Technology Inc.

We have audited the consolidated balance sheet of NetMeasure Technology Inc. (formerly Powertech, Inc.) as at December 31, 1999 and the consolidated statements of operations, cash flows and stockholders equity for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of NetMeasure Technology Inc. as at December 31, 1999 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at December 31, 1998 and for the period from inception to December 31, 1998 were audited by a firm of certified public accountants who expressed an opinion on those statements in their report dated October 5, 1999 which included an emphasis paragraph with respect to issues raising substantial doubt about the company's ability to continue as a going concern.

                              "DAVIDSON & COMPANY"

Vancouver, Canada
March 20, 2000                                           Chartered Accountants

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(expressed in U.S. dollars)

December 31                                                   1999             1998
-------------------------------------------------------------------------------------
               Assets
Current
  Cash                                               $       114,422  $            -
  Prepaids                                                     6,495               -
  Receivables                                                 22,163               -
  Stock subscription receivable                                    -          54,688
                                                         ------------    ------------

                                                             143,080          54,688
Due from company controlled by a shareholder (Note 3)         17,208               -
Capital assets (Note 4)                                      138,441               -
Goodwill (net of amortization of $44,367; 1998: $Nil)
  (Note 5)                                                   197,635               -
                                                         ------------    ------------

                                                     $       496,364  $       54,688
                                                         ------------    ------------
-------------------------------------------------------------------------------------

               Liabilities
Current
  Accounts payable and accruals (Note 7)             $       457,320  $       14,452
                                                         ------------    ------------

               Shareholders' Equity

Capital stock (Note 8)                                        15,195           9,500
  Authorized:
    100,000,000 $0.001 par value common shares
  Issued:
      15,194,800 shares (1998:  9,500,000)

Additional paid-in capital                                 1,383,090         257,126
Deficit                                                   (1,359,241)       (226,390)
                                                         ------------    ------------

                                                              39,044          40,236
                                                         ------------    ------------

                                                     $       496,364  $       54,688
                                                         ------------    ------------
-------------------------------------------------------------------------------------

Commitments (Note 11)
Contingencies (Note 12)

        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)

                                             For the        For the        For the
                                         Period from           Year    Period from
                                        Inception to          Ended   Inception to
                                         December 31    December 31    December 31
                                                1999           1999           1998
------------------------------------------------------------------------------------
Revenue
  Interest                             $       15,227  $      15,227  $            -
                                          ------------   ------------    ------------
Expenses
  Marketing
    Advertising                                 1,497          1,497               -
    Consulting fees                            49,442         49,442               -
    Salaries and benefits                      53,076         53,076               -
    Travel                                     16,330         16,330               -
                                          ------------   ------------    ------------

                                              120,345        120,345               -
                                          ------------   ------------    ------------

  Product development
    Consulting fees                            54,907         54,907               -
    Salaries and benefits                     179,132        179,132               -
    Travel                                      5,832          5,832               -
                                          ------------   ------------    ------------

                                              239,871        239,871               -
                                          ------------   ------------    ------------
  General and administrative
    Bank charges                                  474            474               -
    Communication                              21,242         18,492           2,750
    Computer and office supplies               74,528         45,041          29,487
    Consulting fees                           195,688          9,000         186,688
    Depreciation and amortization              70,359         70,359               -
    Employee relocation                         9,080          9,080               -
    Professional fees                         137,961        132,496           5,465
    Rent                                       28,246         28,246               -
    Salaries and benefits                      77,096         77,096               -
    Stock award compensation (Note 8)         387,665        387,665               -
    Travel                                     11,913          9,913           2,000
                                          ------------   ------------    ------------

                                            1,014,252        787,862         226,390
                                          ------------   ------------    ------------

  Total expenses                            1,374,468      1,148,078         226,390
                                          ------------   ------------    ------------

Net loss                               $   (1,359,241) $  (1,132,851) $     (226,390)
                                          ------------   ------------    ------------

Weighted average number of shares
  outstanding                                             14,570,641       2,995,436
                                                         ------------    ------------

Loss per share - basic and diluted                     $       (0.08) $        (0.08)
                                                         ------------    ------------
-------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(expressed in U.S. dollars)

                                             For the        For the        For the
                                         Period from           Year    Period from
                                        Inception to          Ended   Inception to
                                         December 31    December 31    December 31
                                                1999           1999           1998
-----------------------------------------------------------------------------------
Cash derived from (applied to)
  OPERATING
    Net loss                           $   (1,359,241) $  (1,132,851) $     (226,390)
    Depreciation and amortization              70,359         70,359               -
    Stock award compensation expense          387,665        387,665               -
    Shares issued for services
      rendered                                111,938              -         111,938
    Change in non-cash operating
      working capital
      Prepaids                                 (6,495)        (6,495)              -
      Receivables                              (3,854)        (3,854)              -
      Accounts payable and accruals            31,764         19,153          12,611
                                          ------------   ------------    ------------
                                             (767,864)      (666,023)       (101,841)
                                          ------------   ------------    ------------
  FINANCING
    Bank overdraft                                  -         (1,841)          1,841
    Shares issued for cash                  1,079,003        979,003         100,000
    Share subscriptions received               54,688         54,688               -
    Cash assumed on acquisition of
      subsidiary                               34,113         34,113               -
    Payment of promissory notes payable
      by subsidiary company (Note 6)         (127,373)      (127,373)              -
                                          ------------   ------------    ------------
                                            1,040,431        938,590         101,841
                                          ------------   ------------    ------------
  INVESTING
    Capital assets                           (140,937)      (140,937)              -
    Advances to company controlled
      by a shareholder                        (17,208)       (17,208)              -
                                          ------------   ------------    ------------
                                             (158,145)      (158,145)              -
                                          ------------   ------------    ------------

Net increase in cash                          114,422        114,422               -

Cash
  Beginning of period                               -              -               -
                                          ------------   ------------    ------------

  End of period                        $      114,422  $     114,422  $          Nil
                                          ------------   ------------    ------------
-------------------------------------------------------------------------------------
NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS:
  Stock award compensation expense     $      387,665  $     387,665  $            -
  Shares issued for subscription
    receivable                         $            -  $           -  $       54,688
  Shares issued for services           $      111,938  $           -  $      111,938
  Shares issued to acquire subsidiary  $      152,656  $     152,656  $            -
               Supplemental cash
                      flow
                      information
  Taxes paid                           $            -  $           -  $            -
  Interest paid                        $            -  $           -  $            -
-------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
(expressed in U.S. dollars)
From the Date of Incorporation to December 31, 1999

                               Common Shares
                           ----------------------
                                                     Additional
                                                       Paid-in
Common stock issued to
  officers for services
  rendered                   1,000,000   $    1,000 $         -  $          -  $      1,000
Common stock issued by
  offering at $.03125 per
  share                      4,950,000        4,950     149,738             -       154,688
Common stock issued by
  offering at $.03125 per
  share for services
  rendered                   3,550,000        3,550     107,388             -       110,938
Net loss for the period
  from inception to
  December 31, 1998                  -            -           -      (226,390)     (226,390)
                            ----------   ---------- ----------- -------------- -------------
Balance, December 31,
  1998                       9,500,000        9,500     257,126      (226,390)       40,236
Common stock issued
  for cash, net of issue
  costs of $33,247             809,800          810     978,193             -       979,003
Common stock issued at
  $.03125 per share on
  acquisition of
  NETSentry Technology
Inc. (Note 5)                4,885,000        4,885     147,771             -       152,656
Net loss for the year ended
  December 31, 1999                                                (1,132,851)   (1,132,851)
                            ----------   ---------- ----------- -------------- -------------

Balance, December

31,
  1999                      15,194,800   $   15,195 $ 1,383,090 $  (1,359,241) $     39,044
                            ----------   ---------- ----------- -------------- -------------
----------------------------------------------------------------------------------------------




        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 1999


1.    OPERATIONS AND GOING CONCERN

The company was incorporated as Powertech, Inc. under the laws of the State of Nevada on May 4, 1998 to engage in the business of internet software and hardware development. On January 4, 2000, the company changed its name to NetMeasure Technology Inc.

On February 12, 1999, the company acquired all the issued and outstanding common shares of NetMeasure Technology (Canada) Inc. (formerly NETSentry Technology Inc.), a Vancouver, Canada based company in business to develop and exploit technologies that improve the efficiency, reliability and recoverability of internet protocol networks.

The company has commenced its planned principal operations through its newly acquired subsidiary, however, it has not yet earned any revenue. The company intends to release its first product (code named ProbeNET) commercially during the second quarter of 2000. Management has been successful in obtaining the required funding to launch the product commercially and intends to obtain additional equity financing to accelerate the development of its ProbeNET technology. There is no guarantee that management will be successful in obtaining this additional equity financing.

The company's current operational focus is to ensure that ProbeNET is able to be commercially exploited. To that end, management is devoting substantially all of the company's resources to the development of the technology and is negotiating with various potential sales channel partners to support the marketing of the technology once its development is complete.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States.

               Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION

These financial statements include the accounts of the company and its wholly-owned subsidiary, NetMeasure Technology (Canada) Inc. The financial statements at December 31, 1998 and for the period then ended are not consolidated.

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 1999

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Capital assets

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight line method at the following rates:

  Office equipment                                       20%
  Computer hardware                                      30%
  Computer software                                      50%,
  Furniture and fixtures                                 20%
  Leasehold improvements                                 over the term of the lease

               Technology

The company capitalizes the acquisition costs of technologies where their technological feasibility has been established. The acquisition cost of the ProbeNET technology (Note 5) has been recorded at $Nil since it has yet to attain technological feasibility. All costs incurred to develop this technology are expensed as incurred.

GOODWILL

Goodwill arises from the acquisition of the operations of NetSentry and consists of the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill is being amortized over five years. The company reviews the value assigned to goodwill to determine if it has been impaired by adverse conditions affecting the company. Management is of the opinion that there has been no diminuation in the value assigned.

               Financial instruments

The company has financial instruments that include cash, receivables and payables and amounts due from a company controlled by a shareholder. It was not practicable to estimate the fair value of the amounts due from a company controlled by a shareholder.

The fair value of all other financial instruments approximates their recorded amounts.

               Foreign currency translation

The company considers the U.S. dollar its functional currency.

Monetary assets and liabilities resulting from foreign currency transactions are translated into United States dollars using the year end conversion rates. Revenues, expenses, receipts and payments are translated throughout the year at exchange rates prevailing at the date of the transaction. Exchange gains and losses are included in earnings for the period.

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 1999

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STATEMENT OF CASH FLOWS

For the purpose of the statement of cash flows, the company considers cash on hand and balances with banks, net of overdrafts, and highly liquid temporary money market instruments with original maturities of three months or less as cash or cash equivalents.

               Stock awards


The company uses the intrinsic value method to account for employee stock awards. The company records compensation expense for non-vested common stock awards ratably over the vesting period.

               Deferred income taxes


Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws.

A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

3. DUE FROM COMPANY CONTROLLED BY A SHAREHOLDER

Advances to this related party are due on demand, bear no interest and are unsecured.

4.    CAPITAL ASSETS                                                 1999               1998
                                                                     ----               ----

                                           Accumulated                Net                Net
                              Cost        Depreciation         Book Value         Book Value
                              ----        ------------         ----------         ----------
Computer hardware
  and software         $   129,151    $         21,764    $       107,387     $            -
Office equipment            13,585               1,370             12,215                  -
Furniture and
  fixtures                   8,299                 836              7,463                  -
Leasehold
  improvements              13,742               2,366             11,376                  -
                        -----------    ---------------     ---------------     --------------

                       $   164,777    $         26,336    $       138,441     $          Nil
                        -----------    ---------------     ---------------     --------------

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 1999

5.    ACQUISITION

On February 12, 1999, the company acquired all the issued and outstanding shares of NETSentry Technology Inc. from unrelated parties for 4,885,000 shares. This acquisition was accounted for by the purchase method with the company being the acquirer.

The net assets acquired were recorded at their net book value which approximated their fair values except for the in-process technology acquired which was not recognized in these financial statements as it has not yet reached technological feasibility. The stock issued in this transaction was recorded at an estimate of its fair market value at the time that the acquisition agreement was negotiated. The results of operations of NETSentry Technology Inc. have been included in these consolidated financial statements from the date of acquisition.

  Assets acquired
    Cash                                          $       34,113
    Receivables                                           18,309
    Capital assets                                        23,496
    Goodwill                                             242,002
                                                     -------------

                                                         317,920
  Liabilities assumed
    Payables and accruals                                 37,891
    Advances from Powertech, Inc. to repay
      promissory notes payable by NETSentry              127,373
                                                     -------------

  Net assets acquired                             $      152,656
                                                     -------------

  Purchase price consisted of:
    4,885,000 of the company's common shares
      at $.03125 per share                        $      152,656
                                                     -------------

6.    TECHNOLOGY

By an agreement dated December 23, 1998, the company's subsidiary purchased from one of its shareholders for nominal consideration, all world-wide rights, title and interest in the Internet technology known as ProbeNET.

The company plans to launch its first product during the second quarter of 2000. Although this first product will be code named ProbeNET, the underlying technology has been newly invented and is different than what was acquired.

The company plans to market its first product through its own Internet site as well as numerous international distributors. In addition, the company has a Memorandum of Understanding ("MOU") with a large multinational, whereby, should the parties decide to formalize the agreement, the company would also sell the ProbeNET software through the multinational at a negotiated 50% discount from its net selling price.

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 1999

7.    ACCOUNTS PAYABLE AND ACCRUALS                          1999               1998
                                                             ----               ----
Bank overdraft                                   $              -   $          1,841
Accounts payable                                           50,399              8,611
Accruals                                                  406,921              4,000
                                                  -----------------  ----------------

                                                 $        457,320   $         14,452
                                                  -----------------  ----------------


8.    CAPITAL STOCK

               Restricted securities


Of the issued and outstanding shares, 5,885,000 shares are restricted securities as defined under the Securities Act of 1933 and in the future may be sold only in compliance with Rule 144 of the Act, pursuant to a registration statement filed under the Act, or other applicable exemptions from registration thereunder.

SHARES FOR SERVICES

On September 30, 1998 the Board of Directors authorized a stock issuance of 3,550,000 common shares of the company at $.03125 per share subject to Regulation D, Rule 504 Offering Memorandum. The offering was closed on October 10, 1998. An amount of 3,550,000 common shares were issued in exchange for services. These services were recorded at an estimate of the fair value of the shares issued of $110,938, and were recorded as consulting expense.

1999 STOCK INCENTIVE PLAN

The company has 1,519,480 shares of common stock authorized for issuance to eligible employees under its 1999 Stock Incentive Plan ("the Plan"). The Plan authorizes the company to grant to eligible participants of the company and its subsidiary, deferred stock awards.

During fiscal 1999, 965,000 shares of the company's common stock were granted as stock awards. These shares had a fair value at the date of grant of approximately $1,200,000. Compensation under the plan is charged to earnings over the vesting period and amounted to $387,665 in fiscal 1999.

The shares granted under the Plan are not issued until the grantee has completed a period of employment as required. The vesting period for these stock awards varies between two to three years from the commencement of employment. As of December 31, 1999, no shares have been issued under the Plan.

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 1999

9.    OPTION AGREEMENT

The company's subsidiary has entered into an option agreement with a company controlled by a director and shareholder of the company. This agreement enables this subsidiary to obtain the related rights and equipment for an Internet Protocol Tester known as TestBOT for consideration consisting of $50,000 in cash and 500,000 of its common shares. This option expires on September 10, 2003.

Should the option be exercised, the consideration issued under this option will be capitalized in the event that TestBOT has attained technological feasibility. The shares issued to exercise this option will be recorded at their fair value based on current trading price on the date that they are issued.

10. INCOME TAXES

At December 31, 1999, the company has net operating losses carried forward of approximately $960,000 that may be offset against future taxable income until 2006 for $660,000 and until 2014 for $300,000. The deferred tax asset arising from these net operating losses has been reduced to $Nil by a valuation allowance due to uncertainties regarding the utilization of the deferred assets.

11. COMMITMENTS

The company's subsidiary has obligations under premises lease agreements. The leases provide for approximate annual commitments as follows:

  2000                                               $       41,690
  2001                                                       17,500

12. SEC INVESTIGATION AND SUSPENSION OF TRADING

On January 13, 1999, the Securities and Exchange Commission (SEC) announced the temporary ten-day suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934, of over the counter trading of the securities of NetMeasure, as a result of questions raised about the accuracy and adequacy of information publicly disseminated regarding the company.

A private investigation styled "In the Matter of PTC Group, Inc." involving NetMeasure is being conducted by the SEC pursuant to a formal order of investigation entered by the Commission on January 26, 1999. The investigation is continuing as of the date of this audit report.

NETMEASURE TECHNOLOGY INC.
(FORMERLY POWERTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 1999

12. SEC INVESTIGATION AND SUSPENSION OF TRADING (Continued)

The outcome of the investigation and the potential loss, if any, cannot be reasonably determined at this time since the probability that a negative outcome will result is currently indeterminable and the extent of any monetary loss cannot be reasonably estimated. No amount has therefore been included in the financial statements.

13. SUBSEQUENT EVENTS

Subsequent to year-end, the company issued 250,000 shares and 250,000 warrants in two private placements of 125,000 shares and warrants each to private investors for total cash consideration of $500,000.

The warrants issued allow the holders to purchase up to 250,000 additional common shares. These warrants are exercisable at $2.50 per share. 125,000 of these warrants expire on January 11, 2002 and 125,000 expire on March 1, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Peter Demian, CPA, Peter Demian & Co., Certified Public Accountants Clark, New Jersey, was the principal independent accountant for Powertech as of December 31, 1998 and for the partial period of May 4, 1998 (corporate inception) to December 31, 1998. Following the closing of the Share Purchase Agreement on February 12, 1999, Davidson and Company, Vancouver, British Columbia, were engaged as the principal independent accountants. The new accountants were not consulted regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered.

The decision to change accountants was made by Mr. Voldeng, primarily because of previous working relationships and the new accountants' physical proximity to the registrant. The former accountant's report on the financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are:


        NAME                 AGE            PRINCIPAL OCCUPATION
        ----                 ---            --------------------
        Randy Voldeng        50             Director, President and Chief Executive Officer
                                            of NetMeasure and NetMeasure (Canada)

        Jeff Plato           32             Director and Vice President of NetMeasure and
                                            NetMeasure (Canada)

Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected or appointed and qualified. Each officer serves at the discretion of the Board of Directors. There is no family relationship between or among any of the directors or executive officers.

RANDY VOLDENG is a director and the President and Chief Executive Officer of Company since 1999, and NetMeasure (Canada), since 1998. Prior to co-founding NetMeasure (Canada) in 1998, Mr. Voldeng was the President of Hayes Voldeng Management, Inc., since 1993. Prior to founding Hayes Voldeng Management, Inc. in 1993, Mr. Voldeng was responsible for worldwide sales and marketing for the IDACOM Telecom Division of Hewlett-Packard ("HP"), since May 1992. Previous to that, he served as HP's Operations Manager, from August 1990. Before joining HP, Mr. Voldeng was Vice-President and Chief Operating Officer of IDACOM Electronics Ltd. of Edmonton, Alberta, from December 1998. While at IDACOM Electronics Ltd., he played a key role in the company's management and eventual sale to HP.

JEFF PLATO is a director and Vice President of NetMeasure and NetMeasure (Canada), since December 1999. Mr. Plato has twelve (12) years experience related to the management of product lines and marketing and sales in a high-tech data communications environment.

Mr. Plato has been NetMeasure (Canada)'s Product General Manager since February 1999. In 1998, he was Director of Customer Operations at Total Control Software, a division of General Electric's GE-Fanuc subsidiary, which provides automation software and hardware for the industrial automation industry; he was responsible for production, quality, customer support, training, and IT for the one hundred twenty (120) person Canadian operations. In 1997, Mr. Plato was in charge of overall marketing responsibilities for a portfolio of test and measurement products for the IDACOM division of HP; from 1992 to 1994, he was in charge of worldwide sales and support for the same division. He also spent two (2) years in Europe, where he managed business development of IDACOM products. In total, Mr. Plato worked for IDACOM Electronics Ltd. and the IDACOM Hewlett-Packard division for twelve (12) years, from 1985 to 1997, in various roles including engineering, supporting, selling and marketing network measurement equipment, including the Broadband Series protocol analyzers. Mr. Plato has a degree in Computer Engineering.

The Company maintains "key man" life insurance for Mr. Voldeng in the amount of Cdn $750,000 (US $517,500).

By virtue of his positions and beneficial ownership of shares, Mr. Voldeng may be deemed a "control person" and a "parent" of the Company, within the definition of those terms in Rule 12b-2 of the Securities Exchange Act of 1934.

By virtue of their activities in founding and organizing NetMeasure and NetMeasure (Canada), each of Messrs. Voldeng, Ruiu, Daniel Para, David Raftery, Daniel Hodges and Ms. Kathy Para, who is married to Daniel Para, may be deemed a "promoter" of those companies, within the definition of that term in Rule 12b-2 of the Securities Exchange Act of 1934.

                             SIGNIFICANT EMPLOYEES.

The following persons, each of whom joined NetMeasure (Canada) in 1999, are not executive officers, but are expected by the Company to make a significant contribution to its business:

BRENT MARYKUCA is NetMeasure (Canada)'s Director of Product Development and Chief Software Architect. Mr. Marykuca has sixteen (16) years experience with operating systems, programming languages and the tools used to build software. He has a B.Sc. in Computer Science. Prior to joining NetMeasure (Canada), Mr. Marykuca was a Development Manager with Paradigm Development Corporation, from June 1997 to May 1999. He was responsible for managing Paradigm's projects with the Office Business Unit at Microsoft. His responsibilities included coordinating new development and upgrades to existing components, determining staffing levels, negotiating contracts and specifications, as well as acting as project lead on several projects. Prior to becoming a Development Manager, he was a software engineer at Paradigm, from June 1996 to June 1997. From October 1995 to March 1996. Mr. Marykuca was Manager, Systems Group at Essential Planning Systems, where he led a group responsible for the design and development of Windows user interface software as well as data access Application Programming Interfaces for Geographic Information System software. Previously, he was Technical Manager, Geographic Applications Group at OCS Technologies Corp., from September 1994 to October 1995, and Programmer/Analyst at Essential Planning Systems, from June 1993 to September 1994. From 1986 to 1993, Mr. Marykuca held various programming positions at the University of Victoria. From 1983 to 1986, he worked as an independent programmer.

ROWAN WING is NetMeasure (Canada)'s Lead Programmer. Before joining NetMeasure (Canada), Mr. Wing worked at two (2) Canadian software companies, Merak Projects Ltd. and Infowave Software Inc. He has been responsible for the design and implementation of microcomputer-based products for wireless messaging, network protocols, oil and gas information systems, real-time data collection and Geographical Information Systems. He has ten (10) years experience related to software development. Prior to joining NetMeasure (Canada), Mr. Wing was a senior programmer at Merak, from May 1997 to January 1999, where he worked on the development and architecture of a petroleum information system and a geospatial visualization component. Previously, from May 1996 to May 1997, he worked at Infowave as a senior programmer on such projects as a wireless email client user interface, protocols for wireless modems and a client server architecture for a next generation of wireless messaging services. Mr. Wing also was a programmer at PCI Pacific Inc., from March 1994 to May 1996, where he worked on a Geographic Information System user interface and GIS spatial analysis and indexing; he also worked on several projects for the University of Victoria, from September 1990 to January 1994.

ITEM 10.   EXECUTIVE COMPENSATION.

Neither Mr. Voldeng, the Chief Executive Officer, nor any other executive officer of the Company received compensation (total salary and bonus) in excess of US $100,000 in any fiscal year since inception. Mr. Voldeng, Chief Executive Officer, received Cdn $12,000 (US $8,275) from May 22, 1998, inception of NetMeasure (Canada), through December 31, 1998, and Dragos Ruiu, former Chief Technical Officer, received Cdn $15,000 (US $10,344) during that period. In 1999, Mr. Voldeng received an annual salary of Cdn $90,000 (US $62,000). In 2000, Mr. Voldeng and Mr. Plato each will receive an annual salary of Cdn $100,000 (US $69,000).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 2000, the beneficial ownership of shares of Company's common stock by any person known to be the beneficial owner of more than five percent (5%), each of the directors and executive officers, and all directors and executive officers as a group. Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to all shares beneficially owned. Beneficial ownership is calculated in accordance with Rule 13d-3(d) of the Securities Exchange Act of 1934.

        NAME OF                             AMOUNT AND NATURE OF        PERCENT
        BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP        OF CLASS
        ----------------                    --------------------        --------
       *Randy Voldeng                       2,942,500 Shares              19.4%
        370-1122 Mainland Street
        Vancouver, BC  V6B 5L1

        Dragos Ruiu                         2,942,500 shares              19.4%
        370-1122 Mainland Street
        Vancouver, BC  V6B 5L1

--------------------

*  Officer and/or Director.

       *Jeff Plato                          -0-                           -0-
        370-1122 Mainland Street
        Vancouver, BC  V6B 5L1

        Officers & Directors as a group     2,942,500 Shares              19.4%

--------------------

*  Director and/or Officer

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to a Share Purchase Agreement dated for reference January 11, 1999, as amended by agreement dated January 29, 1999, NetMeasure acquired all of the issued and outstanding shares of NetMeasure (Canada) from Messrs. Voldeng and Ruiu in consideration of $115,000 payable by the issuance of 2,442,500 shares to each of them, or an aggregate of 4,885,000 shares, plus the transfer of an aggregate of 1,000,000 shares from promoters Kathy Para (300,000), Daniel Hodges (400,000) and David Raftery (300,000).

Each of Ms. Para and Mr. Raftery had acquired 300,000 shares in August 1998 and Mr. Hodges had acquired 400,000 shares in June 1998 for management services and organizational development services provided in connection with the incorporation of NetMeasure and serving as initial officers and/or directors. Daniel Para, who is married to Kathy Para, acquired 600,000 shares in December 1998 for $.03125 per share. Mr. Para also loaned NetMeasure (Canada) $100,000 in December 1998, which indebtedness was repaid by NetMeasure in connection with the closing of the Share Purchase Agreement in February 1999. The purpose of the loan was to allow NetMeasure (Canada) management to purchase development equipment, locate facilities and hire staff.

NetMeasure (Canada) entered into an option agreement dated September 10, 1998, amended by an agreement with NetMeasure, with Dragostech.com Inc., a company controlled by Mr. Ruiu, to obtain the related rights and equipment for an internet protocol tester known as TestBOT for $50,000 in cash and 500,000 common shares of NetMeasure. Management expects to exercise the option sometime in 2001, provided management still believes the product will achieve commercial success.

The Company has no formal policy, procedure or method concerning transactions with related or interested persons other than that any such transactions be fair to the Company and, where appropriate, be approved by a majority of disinterested directors or shareholders.

ITEM 13.   EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this annual report:

EXHIBIT                                                                               PAGE
    NO.                             DESCRIPTION                                        NO.
-------                             -----------                                       ----
2(a)       Corporate Charter of Powertech, Inc.....................................    *
2(a)(1)    Articles of Amendment of Articles of Incorporation......................    *
2(b)       By-Laws of Powertech, Inc...............................................    *
4          Specimen Stock Certificate..............................................    *
6(a)       Non-Competition Agreement dated February 12, 1999 between Dragos........    *
           Ruiu and NETSentry Inc.
6(b)       Non- Competition Agreement dated February 12, 1999 between Randy........    *
           Voldeng and NETSentry Technology Inc....................................    *
6(c)       NETSentry Technology Inc. $100,000 (Cdn) Promissory Note dated..........    *
           December 3, 1998 to Dan Para
6(d)       Agreement dated February 12, 1999 between Powertech, Inc., Randy........    *
           Voldeng, Dragos Ruiu and Dan Para
6(e)       Assignment Agreement dated December 23, 1998 between Dragos Ruiu........    *
           and Dragostech.com Inc. and NETSentry Technology Inc.
6(f)       Memorandum of Understanding dated May 15, 1998 between NETSentry........    *
           Technology Inc. and Hewlett-Packard Network System Test Division
6(g)       Asset Purchase and Sale Agreement made August 1998 between..............    *
           Dragostech.com Inc. and NETSentry Technology Inc.
6(h)       Sublease between Gruppo Moda Holdings Ltd. and NETSentry Inc. for.......    *
           122 Mainland Street
6(i)       Indenture between Lyco Holdings Ltd. and NETSentry Technology Inc.......    *
           for 1152 Mainland Street
8(a)       Share Purchase Agreement between Powertech, Inc. and Randy Voldeng......    *
           and Dragos Ruiu dated, for reference January 11, 1999
8(b)       Amending Agreement among Randy Voldeng and Dragos Ruiu and..............    *
           NetMeasure, Inc., dated for reference January 29, 1999
8(c)       Mutual Waiver dated February 12, 1999...................................    *
16(a)      Letter from Damain & Company............................................    *
16(b)      Letter from Davidson & Company..........................................    *
27         Financial Data Schedule.................................................    *

* INCORPORATED BY REFERENCE TO THE SAME EXHIBIT NUMBER IN THE REGISTRANT'S FORM 10-SB, AS AMENDED, FILE NUMBER 0-27675.

(b)     Reports on Form 8-K.       None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC.


By          /S/ RANDY VOLDENG
  ----------------------------------------------
      RANDY VOLDENG, PRESIDENT

Date                         , 2000
        ---------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC.


By             /S/ RANDY VOLDENG
  ----------------------------------------------
        RANDY VOLDENG, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer and Principal Financial Officer)

Date                         , 2000
        ---------------------


By             /S/ JEFF PLATO
  ----------------------------------------------
        JEFF PLATO, DIRECTOR AND VICE PRESIDENT

Date                         , 2000
        ---------------------