Form 10QSB
period 2000-03-31
NETMEASURE TECHNOLOGY INC
filed 2000-05-15
CIK 1073090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000
                                    --------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from _________________ to _________________

                   Commission file number     0-27675
                                          ------------------

NetMeasure Technology Inc.


-------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


                     Nevada                         86-0914695
     ----------------------------------             ----------
      (State or other jurisdiction of               (IRS Employer
       incorporation or organization)             Identification No.)

1122 Mainland Street, Suite 370, Vancouver, British Columbia
-------------------------------------------------------------------------------
(Address of principal executive offices)


(604) 669-2255
 --------------------------
(Issuer's telephone number)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer's common stock, as of March 31, 2000 was 15,194,800. In addition, the company has commitments to issue an additional 965,000 shares through its 1999 Stock Award Program and 250,000 shares for financing received.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED
FINANCIAL STATEMENTS
UNAUDITED
(EXPRESSED IN U.S. DOLLARS)

MARCH 31, 2000





CONTENTS



Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Cash Flows

Consolidated Statement of Shareholders Equity

Notes to the Consolidated Financial Statements

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET - UNAUDITED
(expressed in U.S. dollars)


                                                                           March 31         December 31
                                                                               2000                1999
                                                                       --------------     --------------
                  Assets
Current
   Cash                                                                $    325,181       $     114,422
   Receivables                                                               49,523              22,163
   Prepaids                                                                  40,442               6,495
                                                                       --------------     --------------

                                                                            415,146             143,080
Due from company controlled by a shareholder                                 17,182              17,208
Capital assets                                                              131,840             138,441
Goodwill (net of amortization of $56,467;
   1999:  $44,367)                                                          185,535             197,635
                                                                        -------------     --------------

                                                                       $    749,703       $     496,364
                                                                       --------------     --------------
---------------------------------------------------------------------------------------------------------

                  Liabilities
Current
   Accounts payable and accruals                                       $     36,478       $      69,655
                                                                       --------------     --------------

                  Shareholders Equity
Capital stock
   Authorized:
       100,000,000 $0.001 par value common shares
   Issued:
       15,194,800  (1999: 15,194,800) common shares                          15,195              15,195
Additional paid-in capital                                                2,398,355           1,770,755
Deficit                                                                  (1,700,325)         (1,359,241)
                                                                       --------------     --------------

                  NET SHAREHOLDERS EQUITY                                   713,225             426,709
                                                                       --------------     --------------

                                                                       $    749,703       $     496,364
                                                                       --------------     --------------

---------------------------------------------------------------------------------------------------------

              See accompanying notes to the unaudited consolidated
                             financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(expressed in U.S. dollars)


                                                         For the            For the           For the
                                                     Period from       Three Months      Three Months
                                                    Inception to              Ended             Ended
                                                        March 31           March 31          March 31
                                                            2000               2000              1999
                                                 ---------------     --------------     -------------
Revenue
   Interest                                      $        18,009     $        2,782     $       2,825
                                                 ---------------     --------------     -------------

Expenses
   Marketing
     Advertising                                           1,497                  -                 -
     Consulting fees                                      49,442                  -                 -
     Investor relations                                    1,860              1,860                 -
     Salaries and benefits                                86,483             33,407            15,061
     Travel                                               22,281              5,951             1,613
                                                 ---------------     --------------     -------------

                                                         161,563             41,218            16,674
                                                 ---------------     --------------     -------------
   Product development
     Consulting fees                                      54,907                  -                 -
     Salaries and benefits                               248,941             69,809            28,583
     Travel                                                6,019                187             1,208
                                                 ---------------     --------------     -------------
                                                         309,867             69,996            29,791
                                                 ---------------     --------------     -------------
   General and administrative
     Bank charges and interest                             2,813              2,339                 -
     Communication                                        23,178              1,936             1,251
     Computer and office supplies                         85,031             10,503            22,616
     Consulting fees                                     195,688                  -                 -
     Depreciation and amortization                        92,813             22,454             7,773
     Employee relocation                                   9,080                  -             7,203
     Professional fees                                   156,815             18,854            35,566
     Public company reporting                             12,000             12,000                 -
     Rent                                                 42,478             14,232             1,336
     Salaries and benefits                                98,187             21,091            20,674
     Stock award compensation                            515,265            127,600                 -
     Travel                                               13,556              1,643             2,733
                                                 ---------------     --------------     -------------

                                                       1,246,904            232,652            99,152
                                                 ---------------     --------------     -------------

   Total expenses                                      1,718,334            343,866           145,617
                                                 ---------------     --------------     -------------

Net loss                                          $   (1,700,325)    $     (341,084)    $    (142,792)
                                                 ---------------     --------------     -------------

Weighted average number of shares
   outstanding                                                           15,194,800        12,663,487
                                                                     --------------     -------------

Loss per share - basic and diluted                                   $        (0.02)    $       (0.01)
                                                                     --------------     -------------




              See accompanying notes to the unaudited consolidated
                             financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(expressed in U.S. dollars)


                                                      For the         For the         For the
                                                  Period from    Three Months    Three Months
                                                 Inception to           Ended           Ended
                                                     March 31        March 31        March 31
                                                         2000            2000            1999
                                                 -------------   -------------   -------------
Cash derived from (applied to)

   OPERATING
     Net loss                                    $ (1,700,325)   $    (341,084)  $   (142,792)
     Depreciation and amortization                     92,813           22,454          7,773
     Stock award compensation expense                 515,265          127,600              -
     Shares issued for services rendered              111,938                -              -
     Change in non-cash operating
       working capital
       Receivables                                    (31,214)         (27,360)         2,447
       Prepaids                                       (40,442)         (33,947)       (10,000)
       Accounts payable and accruals                   (1,413)         (33,177)         6,266
                                                 -------------   -------------   -------------
                                                   (1,053,378)        (285,514)      (136,306)
                                                 -------------   -------------   -------------
   FINANCING
     Shares issued for cash                         1,079,003                -        979,003
     Share subscriptions received                     554,688          500,000         54,688
     Payment of promissory notes payable
       by subsidiary company                         (127,373)               -       (127,373)
     Cash assumed on acquisition of
       subsidiary                                      34,113                -         34,113
                                                 -------------   -------------   -------------
                                                    1,540,431          500,000        940,431
                                                 -------------   -------------   -------------
   INVESTING
     Acquisition of capital assets                   (144,690)          (3,753)       (44,155)
     Advances to company controlled
       by a shareholder                               (17,182)              26              -
                                                 -------------   -------------   -------------
                                                     (161,872)          (3,727)       (44,155)
                                                 -------------   -------------   -------------

Net increase in cash                                  325,181          210,759        759,970

Cash

   Beginning of period                                      -          114,422              -
                                                 -------------   -------------   -------------

   End of period                                 $    325,181    $     325,181   $    759,970
                                                 -------------   -------------   -------------

----------------------------------------------------------------------------------------------

NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS
   Stock award compensation expense              $    515,265    $     127,600   $          -
   Shares issued for services                    $    111,938    $           -   $          -
   Shares issued to acquire subsidiary           $    152,656    $           -   $    152,656

----------------------------------------------------------------------------------------------


              See accompanying notes to the unaudited consolidated
                             financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
March 31, 2000
-------------------------------------------------------------------------------

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

The company's current operational focus is to ensure that ProbeNET is able to be commercially exploited. To that end, management is devoting substantially all of the company's resources to the development of the technology and is negotiating with various potential sales channel partners to support the marketing of the technology once its development is complete.
-------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States and have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the company's Annual Report on Form 10-KSB.

CONSOLIDATION

These financial statements include the accounts of the company and its wholly-owned subsidiary, NetMeasure Technology (Canada) Inc.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
March 31, 2000
-------------------------------------------------------------------------------

3.   INCOME TAXES

At March 31, 2000, the company has net operating losses carried forward of approximately $1,200,000 that may be offset against future taxable income until 2006 for $880,000 and until 2014 for $320,000. The deferred tax asset arising from these net operating losses has been reduced to $Nil by a valuation allowance due to uncertainties regarding the utilization of the losses.

4.   SHARES ISSUED AND OUTSTANDING

At March 31, 2000, the company had 15,194,800 shares issued and outstanding. In addition, the company has commitments to issue an additional 965,000 shares through its 1999 Stock Award Program and 250,000 shares for financing received.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The independent unaudited financial statements note that Management has been successful in obtaining the required funding to launch its first product commercially and intends to obtain additional equity financing to accelerate the development and marketing of its ProbeNET technology. There is no guarantee that management will be successful in obtaining this additional equity financing. The ability of the Company to continue to develop the technologies into marketable products is dependent on management's ability to also develop commercially saleable products and achieve profitable operations. There can be no assurance that any of these objectives will be realized.

                                PLAN OF OPERATION

The Company has not had revenues from operations since inception. With the acquisition of NetMeasure (Canada), NetMeasure's plan of operation contemplates utilizing the $1 million additional financing to be obtained in an on-going private offering during the next six (6) months for the continued development and marketing of its technologies in order to achieve profitable operations. Management currently is actively seeking this funding. Approximately, $500,000 was obtained during the fiscal quarter ending March 31, 2000 for operations through the end of July 2000, when customer field trials of ProbeNET are expected to be completed and ProbeNET is launched. The Company expects to begin generating revenues early in the third quarter of fiscal 2000. The Company presently has no contingency plan in the event it does not obtain all the additional financing, although it is cautiously optimistic that it will do so, provided a trading market is established for the registrant's shares in the immediate future. A merger or the sale of technologies likely would result if the Company is unsuccessful in obtaining financing.

Attracting additional members to a team of highly skilled experienced technical professionals, including programmers and marketing engineers, also is contemplated. With the additional financing and staff, the Company expects to continue development of and to launch ProbeNET and other innovative products during the next several years, including:

         -ProbeNET Version 2 - will include an architecture for consultants and customers to develop their own customized measurements and will include more data exchange between the distributed ProbeNET software "probes" in the network, to provide more detailed network performance measurements; estimated release in the first quarter of 2001.

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

      COMPARISON OF FISCAL QUARTERS END MARCH 31, 1999 and MARCH 31, 2000.

During the fiscal quarter ending March 31, 1999, the Company had no revenues and incurred a net loss of $142,742. The Company's activities during this period of time were related to completing a financing, securing operating facilities, hiring staff and purchasing and installing appropriate development tools and supporting infrastructure. Most of the expenses were related to salaries and benefits ($64,318), professional fees ($35,566) and computer and office supplies ($22,616).

During the fiscal quarter ending March 31, 2000 the Company had revenues (interest income) of $2,782 and incurred a net loss of $343,866. The Company's primary activities during this quarter were related to business operations, i.e. product development and customer demonstrations of its prototype technology. Most of the expenses were related to salaries and benefits ($251,907), which included non-cash stock award compensation of $127,600.

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


                          PART II -- OTHER INFORMATION

All items are inapplicable or the answer is negative.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC.


By                /S/ RANDY VOLDENG
   ----------------------------------------------
           RANDY VOLDENG, PRESIDENT

Date               May 11           , 2000
         ---------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC.


By                /S/ RANDY VOLDENG
   -----------------------------------------------
           RANDY VOLDENG, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer and Principal Financial Officer)

Date              May 11            , 2000
         ---------------------------


By                /S/ JEFF PLATO
   -----------------------------------------------
           JEFF PLATO, DIRECTOR AND VICE PRESIDENT

Date              May 11             , 2000
         ----------------------------