Form 10KSB/A
period 1998-12-31
NETMEASURE TECHNOLOGY INC
filed 2000-05-24
CIK 1073090

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


                                        FORM 10-KSB/A-1


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


Recent sales of unregistered securities since January 1, 1999:

On February 3 and 4, 1999, 809,800 shares were issued without registration at $1.25 per share, or an aggregate consideration of $979,003 (net of issue costs $33,247), to two accredited investors outside the United States, in reliance upon the exemption provided by Rule 903 of Regulation S. There were no underwriters involved.

On February 12, 1999, Powertech acquired from Randy Voldeng and Dragos Ruiu, citizens of Canada and residents of British Columbia, all of the issued and outstanding shares of NETSentry in consideration of $115,000 payable by the issuance of 2,442,500 shares to each of them, or an aggregate of 4,885,000 shares, without registration, in reliance upon the exemptions afforded by
Section 4(2) and Rule 903 of Regulation S. There were no underwriters involved. Messrs. Voldeng and Ruiu had acquired their shares of NetMeasure (Canada) for no cash consideration upon its organization in May 1998.

There were two separate transactions in which the registrant committed to issue a total of 125,000 shares without registration at $2.00 per share, or an aggregate of $250,000 to each of two accredited investors outside the United States, in reliance upon Rule 903 of Regulation S, on January 11, 2000 and March 1, 2000, two year warrants for a total of 125,000 shares at an exercise price of $2.50 per share, also were issued to each investor. No underwriters were involved.


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

ITEM 13.   EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this annual report:

EXHIBIT                                                                               PAGE
    NO.                             DESCRIPTION                                        NO.
-------                             -----------                                       ----
2(a)       Corporate Charter of Powertech, Inc.....................................    *
2(a)(1)    Articles of Amendment of Articles of Incorporation......................    *
2(b)       By-Laws of Powertech, Inc...............................................    *
4          Specimen Stock Certificate..............................................    *
6(a)       Non-Competition Agreement dated February 12, 1999 between Dragos........    *
           Ruiu and NETSentry Inc.
6(b)       Non-Competition Agreement dated February 12, 1999 between Randy.........    *
           Voldeng and NETSentry Technology Inc....................................    *
6(c)       NETSentry Technology Inc. $100,000 (Cdn) Promissory Note dated..........    *
           December 3, 1998 to Dan Para
6(d)       Agreement dated February 12, 1999 between Powertech, Inc., Randy........    *
           Voldeng, Dragos Ruiu and Dan Para
6(e)       Assignment Agreement dated December 23, 1998 between Dragos Ruiu........    *
           and Dragostech.com Inc. and NETSentry Technology Inc.
6(f)       Memorandum of Understanding dated May 15, 1998 between NETSentry........    *
           Technology Inc. and Hewlett-Packard Network System Test Division
6(g)       Asset Purchase and Sale Agreement made August 1998 between..............    *
           Dragostech.com Inc. and NETSentry Technology Inc.
6(h)       Sublease between Gruppo Moda Holdings Ltd. and NETSentry Inc. for.......    *
           122 Mainland Street
6(i)       Indenture between Lyco Holdings Ltd. and NETSentry Technology Inc.......    *
           for 1152 Mainland Street
8(a)       Share Purchase Agreement between Powertech, Inc. and Randy Voldeng......    *
           and Dragos Ruiu dated, for reference January 11, 1999
8(b)       Amending Agreement among Randy Voldeng and Dragos Ruiu and..............    *
           NetMeasure, Inc., dated for reference January 29, 1999
8(c)       Mutual Waiver dated February 12, 1999...................................    *
16(a)      Letter from Damain & Company............................................    *
16(b)      Letter from Davidson & Company..........................................    *
27         Financial Data Schedule.................................................    *
99         1999 Stock Incentive Plan...............................................

* INCORPORATED BY REFERENCE TO THE SAME EXHIBIT NUMBER IN THE REGISTRANT'S FORM 10-SB, AS AMENDED, FILE NUMBER 0-27675.

(b)     Reports on Form 8-K.       None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC.


By          /S/ RANDY VOLDENG
  ----------------------------------------------
      RANDY VOLDENG, PRESIDENT

Date          May 17, 2000
        ---------------------

In accordance with the Exchange Act, this report, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC.


By             /S/ RANDY VOLDENG
  ----------------------------------------------
        RANDY VOLDENG, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer and Principal Financial Officer)

Date           May 17, 2000
        ---------------------


By             /S/ JEFF PLATO
  ----------------------------------------------
        JEFF PLATO, DIRECTOR AND VICE PRESIDENT

Date           May 17, 2000
        ---------------------