Form 10QSB
period 2000-06-30
NETMEASURE TECHNOLOGY INC
filed 2000-08-10
CIK 1073090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   June 30, 2000
                                       ---------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                 to
                                       ---------------    ---------------
               Commission file number         0-27675
                                      ---------------------------

                           NetMeasure Technology Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Nevada                                 86-0914695
     -------------------------------                 -------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                 Identification No.)

          1122 Mainland Street, Suite 370, Vancouver, British Columbia
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 669-2255
                          ---------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of June 30, 2000 was 15,194,800. In addition, the company has commitments to issue an additional 985,000 shares through its 1999 Stock Award Program and an additional 250,000 shares for financing received.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [x]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED
FINANCIAL STATEMENTS
UNAUDITED
(EXPRESSED IN U.S. DOLLARS)

JUNE 30, 2000



CONTENTS


Consolidated Balance Sheet - Unaudited

Consolidated Statement of Operations - Unaudited

Consolidated Statement of Cash Flows - Unaudited

Notes to the Unaudited Consolidated Financial Statements

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET - UNAUDITED
(expressed in U.S. dollars)


                                                                     June 30        December 31
                                                                        2000               1999
-----------------------------------------------------------------------------------------------
ASSETS

Current
  Cash                                                           $   106,202        $   114,422
  Receivables                                                         27,098             22,163
  Prepaids                                                            27,813              6,495
                                                                 -----------        -----------

                                                                     161,113            143,080
Due from company controlled by a shareholder                          16,912             17,208
Capital assets                                                       151,498            138,441
Goodwill                                                             173,435            197,635
                                                                 -----------        -----------

                                                                 $   502,958        $   496,364
                                                                 -----------        -----------

-----------------------------------------------------------------------------------------------

LIABILITIES

Current
  Accounts payable and accruals                                  $    74,382        $    69,655
                                                                 -----------        -----------

SHAREHOLDERS EQUITY

Capital stock (Note 3)
  Authorized:
    100,000,000 $0.001 par value common shares
  Issued:
    15,194,800 (1999:  15,194,800) common shares                      15,195             15,195
Additional paid-in capital                                         1,383,090          1,383,090
Unearned employee benefits under 1999 Stock Awards Program           641,824            387,665
Share subscriptions received                                         500,000                 --
Deficit                                                           (2,111,533)        (1,359,241)
                                                                 -----------        -----------

        NET SHAREHOLDERS EQUITY                                      428,576            426,709
                                                                 -----------        -----------

                                                                 $   502,958        $   496,364
                                                                 -----------        -----------

-----------------------------------------------------------------------------------------------


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(expressed in U.S. dollars)


                                             For the          For the          For the          For the         For the
                                         Period from     Three Months     Three Months       Six Months       Six Months
                                        Inception to            Ended            Ended            Ended            Ended
                                             June 30          June 30          June 30          June 30          June 30
                                                2000             2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------------------
Revenue
  Interest                               $    21,255     $      3,246     $      4,905     $      6,028     $      7,730
                                         -----------     ------------     ------------     ------------     ------------

Expenses
  Marketing
    Advertising                                3,144            1,647            1,108            1,647            1,108
    Consulting fees                           49,442               --               --               --               --
    Salaries and benefits                    139,166           52,683           29,087           86,090           44,148
    Travel                                    42,572           20,291            7,152           26,242            8,765
                                         -----------     ------------     ------------     ------------     ------------

                                             234,324           74,621           37,347          113,979           54,021
                                         -----------     ------------     ------------     ------------     ------------
  Product development
    Consulting fees                           54,907               --               --               --               --
    Salaries and benefits                    344,934           95,993           50,181          165,802           79,492
    Travel                                     8,172            2,153               --            2,340              480
                                         -----------     ------------     ------------     ------------     ------------

                                             408,013           98,146           50,181          168,142           79,972
                                         -----------     ------------     ------------     ------------     ------------
  General and administrative
    Bank charges and interest                  2,958              145              203            2,484              203
    Communication                             23,178               --           10,222            1,936           11,473
    Computer and office supplies              86,654            1,623            6,147           12,126           28,763
    Consulting fees                          195,688               --               --               --               --
    Depreciation and amortization            115,171           22,358           18,187           44,812           25,960
    Employee relocation                        9,080               --               --               --            1,872
    Professional fees                        192,291           35,476           33,944           54,330           69,510
    Public company reporting                  20,853            6,993               --           20,853               --
    Rent                                      53,098           10,620            5,303           24,852            6,639
    Salaries and benefits                    126,804           28,617           16,235           49,708           42,240
    Stock award compensation                 641,824          126,559               --          254,159               --
    Technical advisory board                   2,747            2,747               --            2,747               --
    Travel                                    20,105            6,549              450            8,192            3,183
                                         -----------     ------------     ------------     ------------     ------------

                                           1,490,451          241,687           90,691          476,199          189,843
                                         -----------     ------------     ------------     ------------     ------------

  Total expenses                           2,132,788          414,454          178,219          758,320          323,836
                                         -----------     ------------     ------------     ------------     ------------

Net loss                                 $(2,111,533)    $   (411,208)    $   (173,314)    $   (752,292)    $   (316,106)
                                         ===========     ============     ============     ============     ============

Weighted average number of
  shares outstanding                                       15,194,800       15,194,800       15,194,800       13,963,136
                                                         ============     ============     ============     ============

Loss per share - basic and diluted                       $      (0.03)    $      (0.01)    $      (0.05)    $      (0.02)
                                                         ============     ============     ============     ============

------------------------------------------------------------------------------------------------------------------------


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(expressed in U.S. dollars)


                                                              For the        For the        For the
                                                          Period from     Six Months     Six Months
                                                         Inception to          Ended          Ended
                                                              June 30        June 30        June 30
                                                                 2000           2000           1999
---------------------------------------------------------------------------------------------------
Cash derived from (applied to)

  OPERATING
    Net loss                                              $(2,111,533)     $(752,292)     $(316,106)
    Depreciation and amortization                             115,171         44,812         25,960
    Stock award compensation expense                          641,824        254,159             --
    Shares issued for services rendered                       111,938             --             --
    Change in non-cash operating working capital
      Receivables                                              (8,789)        (4,935)        (2,314)
      Prepaids                                                (27,813)       (21,318)        (6,088)
      Accounts payable and accruals                            36,491          4,727         15,814
                                                          -----------      ---------      ---------

                                                           (1,242,711)      (474,847)      (282,734)
                                                          -----------      ---------      ---------
  FINANCING
    Shares issued for cash                                  1,079,003             --        979,003
    Share subscriptions received                              554,688        500,000         54,688
    Payment of promissory notes payable by subsidiary
      company                                                (127,373)            --       (127,373)
    Cash assumed on acquisition of subsidiary                  34,113             --         34,113
                                                          -----------      ---------      ---------

                                                            1,540,431        500,000        940,431
                                                          -----------      ---------      ---------
  INVESTING
    Bank overdraft                                                 --             --         (1,841)
    Short term note                                                --             --       (250,182)
    Acquisition of capital assets                            (174,606)       (33,669)      (107,176)
    Advances to company controlled by a shareholder           (16,912)           296        (16,463)
                                                          -----------      ---------      ---------

                                                             (191,518)       (33,373)      (375,662)
                                                          -----------      ---------      ---------

Net increase (decrease) in cash                               106,202         (8,220)       282,035

Cash

  Beginning of period                                              --        114,422             --
                                                          -----------      ---------      ---------

  End of period                                           $   106,202      $ 106,202      $ 282,035
                                                          ===========      =========      =========

---------------------------------------------------------------------------------------------------

NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS
  Stock award compensation expense                        $   641,824      $ 254,159      $      --
  Shares issued for services                              $   111,938      $      --      $      --
  Shares issued to acquire subsidiary                     $   152,656      $      --      $ 152,656

---------------------------------------------------------------------------------------------------


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
June 30, 2000
--------------------------------------------------------------------------------

1.    OPERATIONS AND GOING CONCERN

The company was incorporated as Powertech, Inc. under the laws of the State of Nevada on May 4, 1998 to engage in the business of internet software and hardware development. On January 4, 2000, the company changed its name to NetMeasure Technology Inc.

On February 12, 1999, the company acquired all the issued and outstanding common shares of NetMeasure Technology (Canada) Inc. (formerly NETSentry Technology Inc.), a Vancouver, Canada based company in business to develop and market technologies that assist network administrators in improving the efficiency, reliability and recoverability of Internet Protocol networks.

The company has commenced its planned principal operations through its newly acquired subsidiary, however, it has not yet earned any revenue as its first product (code name ProbeNET) is still in the development stage. The company intends to release ProbeNET commercially during the third quarter of 2000. However, the company will require additional funding to complete the final stages of Quality Assurance testing and commence marketing of the product. There is no guarantee that management will be successful in obtaining this additional equity financing.

The company's current operational focus is to ensure that ProbeNET is able to be commercially exploited. To that end, management is devoting substantially all of the company's resources to the development of the technology and is negotiating with various potential sales channel partners to support the marketing of the technology once its development is complete.

--------------------------------------------------------------------------------

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

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
June 30, 2000
--------------------------------------------------------------------------------

3.    CAPITAL STOCK

At June 30, 2000, the company had 15,194,800 shares issued and outstanding. In addition, the company has commitments to issue an additional 985,000 common shares through its 1999 Stock Awards Program.

The company is also committed to issue 250,000 shares for share subscriptions that have been received.

--------------------------------------------------------------------------------
1999 STOCK AWARDS PROGRAM

The company has made restricted stock awards to nine employees aggregating 985,000 shares, at a weighted average price of $1.25. Expense is being recognized over the anticipated vesting period of the awards. The unvested portion of these awards has been recorded as a separate component of shareholders equity.

--------------------------------------------------------------------------------
SHARE SUBSCRIPTIONS RECEIVED

The company has committed to issue 250,000 shares for share subscriptions that were received in January 2000.

--------------------------------------------------------------------------------
4.    INCOME TAXES

At June 30, 2000, the company has net operating losses carried forward of approximately $1,430,000 that may be offset against future taxable income until 2006 for $1,100,000 and until 2014 for $330,000. The deferred tax asset arising from these net operating losses has been reduced to $Nil by a valuation allowance due to uncertainties regarding the utilization of the losses.

                          PART II -- OTHER INFORMATION

      Other than Item 5, all other items are inapplicable or the answer is negative.

ITEM 5.  OTHER EVENTS

On June 5, 2000, in a letter to shareholders, NetMeasure Technology, Inc. (the "Company") announced that the release of its ProbeNET software will not occur until the third quarter of 2000. Although the core functionality and key features of the software are nearly complete and the Company has been pleased with the software's initial performance results, the Company believes that additional testing is desirable to ensure the software's integrity before it is made available for sale.

The Company also announced that its Technical Advisory Board (the "TAB") had its first meeting on May 5, 2000. The TAB was formed to provide feedback and guidance to the Company's management on a number of issues, including product development, network operations, and marketing and sales. The members of the TAB are:

- William Norton - Co-Founder and the Chief Technical Liaison of Equinix, Inc. Equinix, based in Redwood, California, is a creator and operator of Internet Business Exchange centers.

- Michael Hrybyk - President and CEO of BCNET, an advanced network serving education, research and development, government and industry in the province of British Columbia, Canada.

- Tsugio Kataoka - former head of Hewlett Packard's (now Agilent Technologies') Test and Measurement Sales Group in Japan and the current President of MSK Inc., a management consulting firm based in Tokyo, Japan.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  NETMEASURE TECHNOLOGY INC.


By            /s/ RANDY VOLDENG
    ----------------------------------------------------------------
          RANDY VOLDENG, PRESIDENT

Date August 8, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC.


By            /s/ RANDY VOLDENG
    ----------------------------------------------------------------
      RANDY VOLDENG, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer and Principal Financial Officer)

Date August 8, 2000


By            /s/ JEFF PLATO
    ----------------------------------------------------------------
          JEFF PLATO, DIRECTOR AND VICE PRESIDENT

Date August 8, 2000