Form 10QSB/A
period 2000-06-30
NETMEASURE TECHNOLOGY INC
filed 2000-08-16
CIK 1073090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The independent unaudited financial statements note that Management needs to obtain additional equity financing to complete the development and marketing of its ProbeNET technology. There is no guarantee that management will be successful in obtaining this additional financing. In addition, the Company's success will be dependent on management's ability to attract and retain highly skilled technical staff.

                               PLAN OF OPERATION

The Company has not had revenues from operations since inception, however it hopes to begin generating revenues from product sales, beginning late in the third quarter of 2000. The core functionality and key features of its ProbeNET software product are nearly complete and, to this point, management has been pleased with the software's performance during Quality Assurance testing.

NetMeasure's plan of operation contemplates raising an additional $1 million financing in an on-going private offering during the next three (3) months for the continued development and marketing of its technologies, in order to achieve profitable operations. Management is actively seeking this funding. The Company presently has no contingency plan in the event it does not obtain all the additional financing, although it is cautiously optimistic that it will do so. A merger or the sale of technologies likely would result if the Company were unsuccessful in obtaining financing.

There can be no assurance that any of the products under development will be successfully developed or will be commercially successful.

     COMPARISON OF FISCAL QUARTERS ENDING JUNE 30, 1999 and JUNE 30, 2000.

During the fiscal quarter ending June 30, 1999 the Company had revenues (interest income) of $4,905 and incurred a net loss of $173,314. The Company's activities during this period of time were related to early-stage product prototyping, hiring staff, completing facility renovations and purchasing and installing appropriate development tools and supporting infrastructure. Most of the expenses were related to salaries and benefits ($95,503), professional fees ($33,944) and depreciation and amortization ($18,187).

During the fiscal quarter ending June 30, 2000 the Company had revenues (interest income) of $3,241 and incurred a net loss of $411,208, which was in line with management's expectations. The Company's primary activities during this quarter were related to continued product development and customer demonstrations of its technology. Most of the expenses were related to salaries and benefits ($303,852), which included non-cash stock award compensation of $126,559; professional fees ($35,476); travel ($28,993); and, depreciation and amortization ($22,358).

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

Date August 16, 2000

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

Date August 16, 2000


By            /s/ JEFF PLATO
    ----------------------------------------------------------------
          JEFF PLATO, DIRECTOR AND VICE PRESIDENT

Date August 16, 2000