Form 10QSB
period 2000-09-30
NETMEASURE TECHNOLOGY INC
filed 2000-11-13
CIK 1073090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                               ------------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                     to
                                     -------------------    --------------------

               Commission file number          0-27675
                                       ---------------------------

NetMeasure Technology Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


            Nevada                                        86-0914695
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1122 Mainland Street, Suite 370, Vancouver, British Columbia
--------------------------------------------------------------------------------
(Address of principal executive offices)

(604) 669-2255
-----------------------------------------
(Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of September 30, 2000 was 15,194,800. In addition, the company has commitments to issue an additional 956,667 shares through its 1999 Stock Award Program and an additional 300,000 shares for financing received.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED
FINANCIAL STATEMENTS --
Unaudited

(EXPRESSED IN U.S. DOLLARS)
SEPTEMBER 30, 2000




CONTENTS


Consolidated Balance Sheet -- Unaudited

Consolidated Statement of Operations -- Unaudited

Consolidated Statement of Cash Flows -- Unaudited

Notes to the Unaudited Consolidated Financial Statements

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET -- UNAUDITED
(expressed in U.S. dollars)

                                                     September 30    December 31
                                                             2000           1999
--------------------------------------------------------------------------------
                  Assets
Current
   Cash                                               $    42,809    $   114,422
   Receivables                                             15,617         22,163
   Prepaids                                                17,447          6,495
                                                      -----------    -----------

                                                           75,873        143,080
Due from company controlled by a shareholder               16,633         17,208
Capital assets                                            159,141        138,441
Goodwill                                                  161,335        197,635
                                                      -----------    -----------
                                                      $   412,982    $   496,364
                                                      ===========    ===========

                   Liabilities
Current
   Accounts payable and accruals (Note 3)             $   262,360    $    69,655

Convertible promissory note payable (Note 4)               49,255             --
                                                      -----------    -----------
                                                          311,615         69,655
                                                      -----------    -----------

                  Shareholders Equity

Capital stock (Note 5)
   Authorized:
     100,000,000 $0.001 par value common shares
   Issued:
     15,194,800 (1999:15,194,800) common shares            15,195         15,195
Additional paid-in capital                              1,383,090      1,383,090
Unearned employee benefits under 1999 Stock
  Awards Program                                          761,872        387,665
Share subscriptions received                              600,000             --
Deficit                                                (2,658,790)   $(1,359,241)
                                                      -----------    -----------
                                                         101,367         426,709
                                                      ----------     -----------

                                                      $  412,982     $   496,364
                                                      ===========    ===========

--------------------------------------------------------------------------------

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
(expressed in U.S. dollars)


                                          For the         For the          For the         For the         For the
                                      Period from    Three Months     Three Months     Nine Months     Nine Months
                                     Inception to           Ended            Ended           Ended           Ended
                                     September 30    September 30     September 30    September 30    September 30
                                             2000            2000             1999            2000            1999
--------------------------------------------------------------------------------------------------------------------
Revenue
   Interest                           $    22,000     $       745      $     5,240     $     6,773     $    12,970
                                      -----------     -----------      -----------     -----------     -----------
Expenses
   Marketing
     Advertising                            3,172              28                -           1,675             768
     Consulting fees                       49,442               -                -               -               -
     Salaries and benefits                173,821          34,655           31,280         120,745          75,768
     Travel                                50,687           8,115            3,193          34,357          11,958
                                      -----------     -----------      -----------     -----------     -----------
                                          277,122          42,798           34,473         156,777          88,494
                                      -----------     -----------      -----------     -----------     -----------
   Product development
     Consulting fees                       54,907               -                -               -               -
     Salaries and benefits                433,233          88,299           86,741         254,101         166,233
     Travel                                 9,710           1,538              583           3,878           1,063
                                      -----------     -----------      -----------     -----------     -----------
                                          497,850          89,837           87,324         257,979         167,296
                                      -----------     -----------      -----------     -----------     -----------
   General and administrative
     Bank charges and interest              3,084             126              168           2,610             371
     Communication                         23,178               -              180               -          11,653
     Computer and office supplies         101,812          15,158            7,725          29,220          36,488
     Consulting fees                      195,688               -            9,000               -           9,000
     Depreciation and amortization        137,366          22,195           18,716          67,007          44,676
     Employee relocation                    9,080               -            2,922               -           4,794
     Professional fees                    210,731          18,440           14,976          72,770          84,486
     Public company reporting              34,993          14,140                -          34,993               -
     Rent                                  63,376          10,278           10,467          35,130          17,106
     Salaries and benefits (Note 3)       333,831         207,027           15,398         256,735          57,638
     Stock award compensation             761,872         120,048                -         374,207               -
     Technical advisory board               2,747               -                -           2,747               -
     Travel                                28,060           7,955            1,286          16,147           4,469
                                      -----------     -----------      -----------     -----------     -----------
                                        1,905,818         415,367           80,838         891,566         270,681
                                      -----------     -----------      -----------     -----------     -----------
   Total expenses                       2,680,790         548,002          202,635       1,306,322         526,471
                                      -----------     -----------      -----------     -----------     -----------
Net loss                              $(2,658,790)    $  (547,257)     $  (197,395)    $(1,299,549)    $  (513,501)
                                      ===========     ===========      ===========     ===========     ===========
Weighted average number of
   shares outstanding                                  15,194,800       15,194,800      15,194,800      14,360,301
                                                      ===========      ===========     ===========     ===========
Loss per share - basic and diluted                    $     (0.04)     $     (0.01)    $     (0.09)    $     (0.04)
                                                      ===========      ===========     ===========     ===========

--------------------------------------------------------------------------------

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS -- UNAUDITED
(expressed in U.S. dollars)


                                                                           For the         For the         For the
                                                                       Period from     Nine Months     Nine Months
                                                                      Inception to           Ended           Ended
                                                                      September 30    September 30    September 30
                                                                              2000            2000            1999
------------------------------------------------------------------------------------------------------------------
Cash derived from (applied to)

   Operating
     Net loss                                                          $(2,658,790)    $(1,299,549)      $(513,501)
     Depreciation and amortization                                         137,366          67,007          44,676
     Stock award compensation expense                                      761,872         374,207              --
     Shares issued for services rendered                                   111,938              --              --
     Change in non-cash operating working capital
       Receivables                                                           2,692           6,546         (15,313)
       Prepaids                                                            (17,447)        (10,952)         (6,742)
       Accounts payable and accruals                                       224,469         192,705         (25,311)
                                                                       -----------     -----------       ---------
                                                                        (1,437,900)        (670,036)      (516,191)
                                                                       -----------     -----------       ---------
   Financing
     Promissory note payable                                                49,255          49,255              --
     Shares issued for cash                                              1,079,003              --         979,003
     Share subscriptions received                                          654,688         600,000          54,688
     Payment of promissory notes payable by subsidiary
       company                                                            (127,373)             --        (127,373)
     Cash assumed on acquisition of subsidiary                              34,113              --          34,113
                                                                       -----------     -----------       ---------
                                                                         1,689,686          649,255        940,431
                                                                       -----------     -----------       ---------
   Investing
     Bank overdraft                                                             --              --          (1,841)
     Acquisition of capital assets                                        (192,344)        (51,407)       (134,160)
     Advances to company controlled by a shareholder                       (16,633)            575         (16,463)
                                                                       -----------     -----------       ---------
                                                                          (208,977)         (50,832)      (152,464)
                                                                       -----------     -----------       ---------

Net increase (decrease) in cash                                             42,809         (71,613)        271,776

Cash
   Beginning of period                                                          --         114,422              --
                                                                       -----------     -----------       ---------
   End of period                                                       $    42,809     $    42,809       $ 271,776
                                                                       ===========     ===========       =========


------------------------------------------------------------------------------------------------------------------
NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS
   Stock award compensation expense                                    $   751,892     $   110,068       $      --
   Shares issued for services                                          $   111,938     $        --       $      --
   Shares issued to acquire subsidiary                                 $   152,656     $        --       $ 152,656

------------------------------------------------------------------------------------------------------------------

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
            Notes to the Unaudited Consolidated Financial Statements

(expressed in U.S. dollars)
September 30, 2000
--------------------------------------------------------------------------------

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

The company has completed development of the first commercial version of its first product (code name ProbeNET) and expects to begin generating limited operating revenues during the last quarter of this calendar year. And, as described in Note 7, the company has arranged an additional $1,000,000 in financing, which, when these monies are received, will allow the company to more aggressively market ProbeNET and continue development of the technology.

The company's current operational focus is to ensure that ProbeNET is able to be commercially exploited. To that end, management is devoting substantially all of the company's resources to the development of the technology and is negotiating with various potential sales channel partners to support the marketing of the technology.

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
            Notes to the Unaudited Consolidated Financial Statements

(expressed in U.S. dollars)
September 30, 2000
--------------------------------------------------------------------------------

3.  RETENTION BONUS

The company agreed to pay a total of $255,000 in retention bonuses to certain employees in October 1999. This agreement was contingent on both the employees' continued employment and on the company's ability to raise sufficient equity funding to continue operations. During the three months ended September 30, 2000, management determined that it was probable that the company would be successful in raising sufficient equity financing to fulfill this contingent commitment. The company has therefore recorded the $172,500 retention bonus earned to September 30, 2000 in these financial statements as an accrued liability and a charge to administrative salaries and benefits.

--------------------------------------------------------------------------------

4.  CONVERTIBLE PROMISSORY NOTE PAYABLE

The promissory note is payable in 2002. This note is convertible into the company's shares at a rate of $2 per share at the company's discretion.

--------------------------------------------------------------------------------

5.  CAPITAL STOCK

At September 30, 2000, the company had 15,194,800 shares issued and outstanding. In addition, the company has commitments to issue an additional 956,667 common shares through its 1999 Stock Awards Program and another 300,000 units for share subscriptions received. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share before the expiration of the warrants in 2002.

--------------------------------------------------------------------------------
1999 STOCK AWARDS PROGRAM

In 1999, the company made restricted stock awards to nine employees aggregating 985,000 shares, at a weighted average price of $1.25. In the three months ended September 30, 2000, 28,333 of these restricted stock awards have been cancelled. Expense is being recognized over the anticipated vesting period of the awards. The unvested portion of these awards has been recorded as a separate component of shareholders equity.

--------------------------------------------------------------------------------

6.  INCOME TAXES

At September 30, 2000, the company has net operating losses carried forward of approximately $1,678,000 that may be offset against future taxable income until 2006 for $1,318,000 and until 2014 for $360,000. The deferred tax asset arising from these net operating losses has been reduced to $Nil by a valuation allowance due to uncertainties regarding the utilization of the losses.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
            Notes to the Unaudited Consolidated Financial Statements

(expressed in U.S. dollars)
September 30, 2000
--------------------------------------------------------------------------------

7.  SUBSEQUENT EVENT

During the three months ended September 30, 2000, the company has entered into private placement agreements with four parties. Under these agreements, the company will issue 1,000,000 units for $1.00 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share for $1.50 before November 3, 2001. The proceeds under this private placement are to be received by the company no later than 20 days after the company's shares commence trading on the OTCBB. The company expects to commence such trading during the month of November 2000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information in this document contains forward-looking statements, including statements of Management's belief or expectation, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those projected or suggested in the forward-looking statements.

The independent unaudited financial statements note that Management needs to obtain additional equity financing to continue the development and marketing of its ProbeNET technology. As noted in the financial statements the company has entered into private placement agreements with four parties. The proceeds under this private placement are to be received by the company no later than 20 days after the company's shares commence trading on the OTCBB. The company expects to commence such trading during the month of November 2000.

In addition to securing this financing, the Company's success will be dependent on management's ability to attract and retain highly skilled technical staff. The Company is currently seeking to strengthen both its product marketing team and Technical Advisory Board.

                                PLAN OF OPERATION

The Company has not had revenues from operations since inception, however it expects to begin generating revenues from product sales during the 4th quarter of 2000. In September 2000 the Company released, on a limited basis, the first commercial version of its ProbeNET technology. Over the next several months the Company will continue to enhance the product, in preparation for a major product launch during the spring / summer of 2001. Management expects the next version of its technology to be the major revenue generator for the Company in 2000, with most of the revenue occurring during the last half of the year.

The Company has a target of $5M in revenues for 2001 and $20M for 2002. As such, the Company is attempting to develop products, form relationships and attract people that can help it achieve or exceed these objectives. However, it should be noted that these projections are based on (what management believes are) reasonable estimates and assumptions, since there is no historical information to use as a baseline. At this stage, there can be no assurance that the Company's product(s) will be commercially successful.

NetMeasure's plan of operation contemplates additional financing in the spring / summer of 2001 for the continued development and marketing of its technologies, in order to achieve profitable operations. A merger or the sale of its technologies likely would result if the Company were unsuccessful in obtaining financing.


           COMPARISON OF FISCAL QUARTERS ENDING SEPTEMBER 30, 1999 and
                              SEPTEMBER 30, 2000.

During the fiscal quarter ending September 30, 1999 the Company had revenues (interest income) of $5,240 and incurred a net loss of $197,395. The Company's activities during this period of time were related to market research and early-stage product development. Most of the expenses were related to salaries and benefits ($133,419), professional fees ($14,976) and depreciation and amortization ($18,716).

During the fiscal quarter ending September 30, 2000 the Company had revenues (interest income) of $745 and incurred a net loss of $547,257. The Company's primary activities during this quarter were related to continued product development and customer demonstrations of its technology. Most of the expenses were related to employee compensation ($450,029), which included non-cash stock award compensation of $120,048 and the recording of an accrued liability charge of $172,500 for retention bonus earned, but not yet paid, to September 30, 2000. For more details see Note 3 of the financial statements. The other major expense items were related to public reporting costs and professional fees ($32, 580); travel ($17,608); and, depreciation and amortization ($22,195).

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

ITEM 5.  OTHER EVENTS

In September 2000 NetMeasure Technology Inc. announced that it had entered into a strategic relationship with the BC Institute of Technology's Internet Engineering Lab (iLab). The first of its kind in Canada, this lab will provide a secure, advanced facility for housing leading edge multi-vendor networking equipment to be used in advanced network research. NetMeasure's flagship product, ProbeNET, will be installed in the lab to provide a flexible, distributed network analysis tool to help both academic and corporate researchers with their research and development projects. NetMeasure will benefit through receiving valuable input into its product development and strategy, as well as increased credibility in the marketplace. It is expected the lab will become operational during the spring / summer of 2001.

In September 2000 the Company added another member to its Technical Advisory Board (TAB). The TAB was formed to provide feedback and guidance to the Company's management on a number of issues, including product development, network operations, and marketing and sales. The new member of the TAB is:

     Christopher Law - Mr. Law is the Corporate Network Architect for 360networks of Vancouver, British Columbia. 360networks are the owner and operator of a large, global fiber optic network.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC.


By  /S/ RANDY VOLDENG
    ------------------------
    RANDY VOLDENG, PRESIDENT

Date November 9, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC.


By  /S/ RANDY VOLDENG
    ------------------------
    RANDY VOLDENG, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer and Principal Financial Officer)

Date November 9, 2000


By  /S/ JEFF PLATO
    ------------------------
    JEFF PLATO, DIRECTOR AND VICE PRESIDENT

Date November 9, 2000