Form 10KSB
period 2000-12-31
NETMEASURE TECHNOLOGY INC
filed 2001-05-24
CIK 1073090

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

This annual report does not contain required financial information, which will be included in a Form 10-10KSB40/A-1, which will be filed in the near future. Due to financial difficulties previously disclosed to the Commission in a Form 8-K filing on January 25th, 2001, the Company was unable to file its Form 10-KSB by the required due date of April 2, 2001, as the Company was in arrears with respect to its account with its auditors; consequently the auditors would not commence audit work as they were creditors and no longer independent. However, this situation has now been remedied and audited financial statements will be completed promptly and a Form 10-KSB40/A-1 will be filed. The Company will also file a Form 10-QSB (for Q1, 2001) shortly thereafter.


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended December 31, 2000
                          -----------------

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from _______________________ to _____________

                         Commission file number 0-27675

                           NetMeasure Technology Inc.
                           --------------------------
                 (Name of small business issuer in its charter)

              Nevada                                       86-0914695
----------------------------------------       ---------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

     370-1122 Mainland Street,
    Vancouver, British Columbia                             V6B 5L1
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (604) 669-2255
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:    None.
                                                              --------------

Securities registered under Section 12(g) of the
                            Exchange Act:        Common Stock, par value $0.001
                                                --------------------------------
                                                      (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes    X      No
    --------     --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $1,041.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was -0- since there was no established trading market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
The number of shares outstanding of the issuer's common stock, as of April 30, 2001 was 21,179,800 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format: Yes     ; No  X
                                                   ---      ---

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

Because it was not able to secure the necessary financing to continue operations, on April 24, 2001 the Company announced that it entered into an agreement to sell all the assets of NetMeasure (Canada) to a private company, Tisai Inc., a Delaware corporation. These assets constitute substantially all the assets of the Company. The Board of Directors of NetMeasure and NetMeasure (Canada), as well as shareholders representing a majority of the issued and outstanding shares of NetMeasure, approved the sale of the assets.

The sale price for the assets, which include the company's ProbeNET technology, is $1,500,000 US and the sale is expected to close by the end of August. The Agreement requires NetMeasure, after retiring its debt and the debt of NetMeasure Technology (Canada) Inc., to use the remaining funds to extend an offer (the "Share Buyback") to all shareholders to buy back their shares for cash. Management estimates total debt should not exceed $750,000 so approx. $750,000 would be available for the Share Buyback. As a condition of the sale certain current and former contractors and employees of NetMeasure (Canada), including the company's CEO, were required to enter into employment or contractual relationships with Tisai Inc. after the closing; and to tender their shares in the Share Buyback and reinvest the proceeds in Tisai Inc.

                       NETMEASURE TECHNOLOGY (CANADA) INC.

Pursuant to a Share Purchase Agreement dated for reference January 11, 1999, as amended by agreement dated January 29, 1999, NetMeasure acquired all of the issued and outstanding shares of NetMeasure (Canada) in consideration of $152,656*, payable by the issuance of 4,885,000 shares, plus an additional aggregate of 1,000,000 shares from three (3) persons then serving as directors of NetMeasure, and NetMeasure's having available funds of $1,012,500. NetMeasure (Canada) was a start-up company with a business plan to engage in the business of Internet software and hardware development. NetMeasure, which had about sixty-five (65) shareholders, was seeking a merger, and NetMeasure (Canada), whose two (2) founders were its sole shareholders, was seeking funding. The transaction closed on February 12, 1999 after the requisite funds were obtained.

NetMeasure (Canada) was incorporated under the Company Act of British Columbia on May 22, 1998 to develop and market products to enhance the efficiency, reliability and recoverability of Internet Protocol ("IP") networks deployed by enterprises, backbone operators and Internet Service Providers. IP is the most widely used data communications protocol or "common language" for networks that make up the Internet; it allows different types of networks based on various types of protocols to be able to communicate with each other.

The first product for NetMeasure, ProbeNET, is a software package that will run on multiple Windows NT servers to monitor, alert and manage corporate IP networks. It offers the local user an innovative user interface and is intended to add value to big companies by complementing large network management systems and provide conservative budgeted small and medium sized enterprises with new capability.

NetMeasure (Canada) was (and still is) a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies. Currently, the Company's activities are devoted primarily to continued product development of its first product, ProbeNET, which is briefly described under "Plan of Operation" in Part II, Item 6. ProbeNET was released in the third quarter 2000 and is available for 30-day customer trial and purchase from its web site.

To date the Company has 2 customers that have purchased and are using ProbeNET; and another 2 companies that have tested ProbeNET and verbally indicated they intend to purchase the product in 2001.

                   MARKETING AND DISTRIBUTION OF NEW PRODUCTS

The Company plans to market ProbeNET through its own Internet site as well as a network of value-added resellers and international distributors. However, the Company does not yet have any resellers or distributors appointed. Revenues may also be generated through licensing the Company's products and/or technologies to others. The Company does not expect to be dependent upon a few major customers or suppliers

                                   COMPETITION

ProbeNET is a technology whose goal is to enable the network professional to make a network-related measurement in a fast and efficient manner. NetMeasure management plans to differentiate the product from other measurement tools by combining data intelligently collected from distributed measurement points into a single, meaningful reporting mechanism. Management also plans for ProbeNET to be a highly customizable tool that uses a deployed architecture to capture and analyze anything, anywhere, anytime on the network. There are vendors providing measurements for specific applications (IP Billing, Network Performance, Service Level

--------
* All dollar amounts in this annual report, including financial statements, are US Dollars unless otherwise indicated (e.g. "Cdn" for Canadian dollars).

Agreements, Policy Management etc) but NetMeasure management believes none that can potentially offer the same breadth of measurement capability.

ProbeNET Market Space

 Segment                         Description                                  Example
 -------                         -----------                                  -------
 Software Packet                 Protocol analysis engines that use           Network Associates, Agilent (NSTD)
 Analysers Dispatch              promiscuous mode of standard NIC
 Tools [Troubleshooting]         driver for NT/95 systems.

 Service Level                   Measures availability and performance of     What's Up Gold, Net IQ, Insoft, Ganymede,
 Monitoring Tools                key network resources.                       Netboy; Firehunter

 IDS [Intrusion                  Monitors network and/or servers for          ISS, Trident Data Systems, Network Security
 Detection System]               malicious behavior.                          Wizards

 Network Management Tools        Extensive operations management systems      H-P OpenView, IBM/Tivoli, CA Unicenter,
 [Traffic Monitoring]            typically modeled after TMN model.           Nortel Optivity, Network Associates
                                                                              Distributed Sniffer

 Network Performance Tools       Network infrastructure testing, isolation    Concord, Ganymede, Agilent (NMX), Lanquest,
 [Traffic Monitoring]            of problematic segments and network          NetScout
                                 visualization.


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

                             RESEARCH & DEVELOPMENT

The Company estimates it will take approximately another $1.5M to $2.0M to develop and begin marketing a second-generation product that would allow the Company to reach profitability. Approximately $1M of the aforementioned estimate would need to be spent on research and development activities. Although the Company's first generation product is reliable and works well, it does not yet have the required functionality to make it a highly successful commercial product.

In late 2000 NetMeasure entered into a relationship with the University of Victoria, sponsoring a research project, the objective being to improve the methods for Internet testing by applying new approaches in test automation. Under the terms of the agreement, the Company is required to provide funding of $26,500 Cdn

($US 17,225) in 2001. In addition, the British Columbia Advanced Systems Institute is matching the funds provided by the Company. The results will be applied directly to network products developed by NetMeasure Technology. NetMeasure will benefit through faster, more thorough and less expensive testing of their products. The research results will also be applicable to network testing in general, benefiting the many other Internet equipment and service providers in Canada.

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

                                    EMPLOYEES

As of Dec 31, 2000, the Company employed seven (7) full-time employees and 2 full-time contractors, including programmers, technicians and others. As of the date of this filing, the Company has no employees but 4 former employees are working on a contract basis. The Company considers relations with these contractors to be good. Messrs. Voldeng and Plato, officers and directors, devote their full time to the business of the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company subleases office space of approximately 2,300 square feet for its executive offices and primary operating facility from an unrelated entity for monthly rent of Cdn $4,866 (US $3,114) on a lease expiring on May 14, 2002. In the opinion of management, this property is adequate and suitable for the Company's use for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material legal proceedings pending to which the Company is a party or to which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None/Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares. The shares of common stock were quoted and traded on the OTC Bulletin Board for two (2) days, from January 11, 1999 until the temporary, ten (10) day trading suspension by the Securities and Exchange Commission ("SEC") on January 13, 1999 and, to the knowledge of the Company, trading has not resumed although the Company has been approved to trade on the OTC Bulletin Board by the NASD.

Dividends. The Company has not declared any dividends since inception and does not intend to declare or pay any cash dividends in the foreseeable future. Rather, any net earnings shall be used for working capital and other corporate purposes.

Holders. As of December 31, 2001 there were approximately fifty (50) holders of record of the Company's shares.

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

                                PLAN OF OPERATION

The year 2000 proved to be a challenging and difficult year for NetMeasure. It appears that the trading suspension incurred by NetMeasure's predecessor company, Powertech, Inc., in January of 1999, was the root cause for much of the Company's difficulties in achieving registration and trading approvals, a process which consumed much more management time than expected. It appears the SEC and NASD have a much more rigorous process for companies who have previously experienced trading suspensions, even if the suspension was incurred by a predecessor company with different management, officers and directors.

In addition, because of the downturn in the stock markets, management found it to necessary to spend significant time and effort seeking financing to secure badly needed working capital. For the most part, the Company did not have adequate working capital in 2000. Notwithstanding, the Company still managed to retain key staff and complete development of a first-generation product. However, despite management's best efforts, NetMeasure ran out of funds and employees began to depart in early 2001. Consequently, management was forced to try to find a buyer for the Company or its technology. On April 24, 2001 the Company announced that it entered into an agreement to sell all the assets of NetMeasure (Canada) to a private company, Tisai Inc., a Delaware corporation. These assets constitute substantially all the assets of the Company.

As a result of entering into the agreement with Tisai Inc., the Company was able to secure $125,000 in equity financing, which allowed it to rehire, on a contract basis, a few of NetMeasure (Canada)'s former employees and resume product development and market research activities under the leadership of Tisai's CEO, who will be providing his services, until the closing, to NetMeasure (Canada) for $1.00 per month. A condition of the financing was that the funds could not be used to retire any of the Company's debts.

The Company's first product, ProbeNET, needs more functionality to be commercially successful, and because the Company does not have adequate funds to complete this development, the Company expects to generate negligible revenues over the next several months.

NetMeasure's Board of Directors and management are currently undecided about a future direction for NetMeasure after the asset sale is completed, and will be evaluating various options between now and the closing. It is likely that not all shareholders will tender their shares in the Share Buyback; consequently the Company will probably be left with fewer shareholders and some cash, which could be used to acquire another business or technology. The Company presently has no contingency plan in the event the asset sale is not completed, however, NetMeasure's Board of Directors and management will be seeking other alternatives.

Comparison of fiscal years ended December 31, 1999 and December 31, 2000.

During the fiscal year ending December 31, 1999, the Company had no revenues and incurred a net loss of $1,132,851. The Company's primary activities during 1999 were related to business operations, i.e. product specification and development. Most of the expenses in 1999 were related to management and employee compensation of $810,818, including salaries, benefits, consulting fees for subcontract labor and non-cash compensation. The non-cash compensation component was $387,665, which was the value of the current portion of the stock awards.

During the fiscal year ending December 31, 2000, the Company had revenues of $1,041 and incurred a net loss of $1,503,517. The Company's primary activities during were related to business operations, i.e. product specification, product development, customer visits and network field trials. Most of the expenses in 2000 were related to management and employee compensation of $1,121,343, including salaries, benefits and non-cash compensation. The non-cash compensation component was $411,962, which was the value of the current portion of the stock awards. Other significant expenses included depreciation and amortization $105,857; professional fees (legal, accounting) $105,034; rent $46,040; and external consulting fees $48,577.

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


Independent Auditors' Report on the Consolidated Financial Statements

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Cash Flows

Consolidated Statement of Shareholders Equity

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS


To the Shareholders of
NetMeasure Technology Inc.
   (A Development Stage Company)


We have audited the consolidated balance sheet of NetMeasure Technology Inc. (A Development Stage Company) as at December 31, 2000 and the consolidated statements of operations, cash flows and stockholders equity for the year then ended and for the period from May 4, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1999 and for the period from May 4, 1998 (inception) to December 1999, were audited by other auditors who expressed an unqualified opinion in their report pertaining to such periods. Our opinion on the consolidated statements of loss and deficit and cash flows for the period from May 4, 1998 (inception) to December 31, 2000, insofar as it relates to amounts for prior periods through December 31, 1999, is based on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of NetMeasure Technology Inc. as at December 31, 2000 and the results of its operations, its cash flows and its stockholders equity for the year then ended and for the period from May 4, 1998 (inception) to December 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

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






Vancouver, Canada                                         Grant Thornton LLP
May 11, 2001                                            Chartered Accountants

INDEPENDENT AUDITORS' REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS


To the Shareholders of
NetMeasure Technology Inc.
   (A Development Stage Company)


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




Vancouver, Canada                                      Davidson and Company
March 20, 2000                                        Chartered Accountants

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(expressed in U.S. dollars)

December 31, 2000                                                               2000           1999
-----------------                                                           ------------   ------------
                  Assets
Current
   Cash                                                                     $          -   $    114,422
   Prepaids                                                                        7,044          6,495
   Receivables                                                                    10,511         22,163
                                                                            ------------   ------------
                                                                                  17,555        143,080
Due from company controlled by a shareholder (Note 3)                                  -         17,208
Capital assets (Note 4)                                                          132,994        138,441
Goodwill (net of amortization of $92,767;  1999:  $44,367) (Note 5)              149,235        197,635
                                                                            ------------   ------------
                                                                            $    299,784   $    496,364
                                                                            ------------   ------------
                  Liabilities
Current
   Bank indebtedness                                                        $     19,610   $          -
   Accounts payable and accruals (Note 6)                                        195,054         69,655
   Promissory note (Note 7)                                                       75,000              -
                                                                            ------------   ------------
                                                                                 289,664         69,655
Convertible promissory notes (Note 8)                                             73,716              -
                                                                            ------------   ------------
                                                                                 363,380         69,655
                                                                            ------------   ------------
                  Shareholders' (Deficiency) Equity
Capital stock (Note 9)
   Authorized:
     100,000,000 $0.001 par value common shares
   Issued:
       15,384,801 shares (1999:  15,194,800)                                      15,385         15,195
Additional paid-in capital                                                     1,620,401      1,383,090
Share subscriptions received                                                     601,250              -
Accrued employee stock awards                                                    648,305        387,665
Deficit accumulated during the development stage                              (2,948,937)    (1,359,241)
                                                                            ------------   ------------
                                                                                 (63,596)       426,709
                                                                            ------------   ------------
                                                                            $    299,784   $    496,364
                                                                            ============   ============

Commitments (Note 12)



        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)

                                                                               For the            For the            For the
                                                                           Period from               Year               Year
                                                                          Inception to              Ended              Ended
                                                                           December 31        December 31        December 31
                                                                                  2000               2000               1999
                                                                         -------------       ------------       ------------
Revenue                                                                   $      1,041       $      1,041        $         -
                                                                         -------------       ------------       ------------
Expenses
   Marketing
     Advertising                                                                 5,464              3,967              1,497
     Computer and office                                                         2,925              2,925                  -
     Consulting fees                                                            49,442                  -             49,442
     Salaries and benefits                                                     227,647            174,571             53,076
     Travel                                                                     54,627             38,297             16,330
                                                                         -------------       ------------       ------------
                                                                               340,105            219,760            120,345
                                                                         -------------       ------------       ------------
   Product development
     Consulting fees                                                            55,123                216             54,907
     Salaries and benefits                                                     522,759            343,627            179,132
     Travel                                                                     38,747             32,915              5,832
                                                                         -------------       ------------       ------------
                                                                               616,629            376,758            239,871
                                                                         -------------       ------------       ------------
   General and administrative
     Advertising                                                                 2,196              2,196                  -
     Bad debts                                                                  25,681             25,681                  -
     Bank charges and interest                                                  13,058             12,584                474
     Communication                                                              36,422             15,180             18,492
     Computer and office supplies                                               97,879             23,351             45,041
     Consulting fees                                                           244,265             48,577              9,000
     Depreciation and amortization                                             176,216            105,857             70,359
     Employee relocation                                                         9,080                  -              9,080
     Professional fees                                                         242,995            105,034            132,496
     Rent                                                                       74,286             46,040             28,246
     Salaries and benefits                                                     182,100            105,004             77,096
     Stock award compensation (Note 9)                                         799,627            411,962            387,665
     Technical Advisory Board                                                    4,891              4,891                  -
     Travel                                                                     20,476              8,563              9,913
                                                                         -------------       ------------       ------------
                                                                             1,929,172            914,920            787,862
                                                                         -------------       ------------       ------------
   Interest income                                                             (22,107)            (6,880)           (15,227)
                                                                         -------------       ------------       ------------
   Total expenses                                                            2,863,799          1,504,558          1,132,851
                                                                         -------------       ------------       ------------
Net loss                                                                  $ (2,948,937)      $ (1,503,517)       $(1,132,851)
                                                                         =============       ============       ============
Weighted average number of shares outstanding                                                  15,289,800         14,570,641
                                                                                             ============       ============
Loss per share - basic and diluted                                                           $      (0.10)       $     (0.08)
                                                                                             ============       ============

        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(expressed in U.S. dollars)

                                                                               For the            For the            For the
                                                                           Period from               Year               Year
                                                                          Inception to              Ended              Ended
                                                                           December 31        December 31        December 31
                                                                                  2000               2000               1999
                                                                         -------------       ------------       ------------
Cash derived from (applied to)

   OPERATING
     Net loss                                                             $ (2,862,758)      $ (1,503,517)       $(1,132,851)
     Write-off amount due from company controlled by
       a shareholder                                                            17,208             17,208                  -
     Depreciation and amortization                                             176,216            105,857             70,359
     Interest on promissory note (Note 7)                                        1,250              1,250                  -
     Stock award compensation expense                                          799,627            411,962            387,665
     Shares issued for services rendered                                       111,938                  -                  -
     Change in non-cash operating working capital
       Prepaids                                                                 (7,044)              (549)            (6,495)
       Receivables                                                               7,798             11,652             (3,854)
       Accounts payable and accruals                                           143,819            112,055             19,153
                                                                         -------------       ------------       ------------
                                                                            (1,611,946)          (844,082)          (666,023)
                                                                         -------------       ------------       ------------
   FINANCING
     Bank indebtedness                                                          19,610             19,610             (1,841)
     Promissory notes                                                          162,060            162,060                  -
     Shares issued for cash                                                  1,133,691                  -          1,033,691
     Share subscriptions received                                              600,000            600,000                  -
     Cash assumed on acquisition of subsidiary                                  34,113                  -             34,113
     Payment of promissory notes payable by subsidiary
       company (Note 5)                                                       (127,373)                 -           (127,373)
                                                                         -------------       ------------       ------------
                                                                             1,822,101            781,670            938,590
                                                                         -------------       ------------       ------------
   INVESTING
     Capital assets                                                           (192,947)           (52,010)          (140,937)
     Advances to company controlled by a shareholder                           (17,208)                 -            (17,208)
                                                                         -------------       ------------       ------------
                                                                              (210,155)           (52,010)          (158,145)
                                                                         -------------       ------------       ------------
Net (decrease) increase in cash                                                      -           (114,422)           114,422

Cash

   Beginning of period                                                               -            114,422                  -
                                                                         -------------       ------------       ------------
   End of period                                                          $        Nil       $        Nil        $   114,422
                                                                         =============       ============       ============

NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS:
   Stock award compensation expense                                       $    799,627       $    411,962        $   387,665
   Shares issued for services                                             $    111,938       $          -        $         -
   Shares issued to acquire subsidiary                                    $    152,656       $          -        $   152,656


        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
(expressed in U.S. dollars)
From the Date of Incorporation to December 31, 2000

                                                                    Common Shares
                                                                ---------------------

                                                                                        Additional            Share
                                                                                           Paid in    Subscriptions
                                                                    Shares    Amount       Capital         Received
                                                                ----------  --------   -----------   --------------
Common stock issued to officers for services rendered            1,000,000  $  1,000   $         -   $            -
Common stock issued by offering at $.03125 per share             4,950,000     4,950       149,738                -
Common stock issued by offering at $.03125 per share for
   services rendered                                             3,550,000     3,550       107,388                -
Net loss for the period from inception to December 31,                   -         -             -                -
1998
                                                                ----------  --------   -----------   --------------
Balance, December 31, 1998                                       9,500,000     9,500       257,126                -
Common stock issued for cash, net of issue costs of                809,800       810       978,193                -
$33,247
Common stock issued at $.03125 per share on acquisition of       4,885,000     4,885       147,771                -
   NetMeasure Technology (Canada) Inc. (Note 5)
Accrued employee stock awards                                            -         -             -                -
Net loss for the year ended December 31, 1999                            -         -             -                -
                                                                ----------  --------   -----------   --------------
Balance, December 31, 1999                                      15,194,800    15,195     1,383,090                -
Share subscriptions received                                             -         -             -          600,000
Bonus shares to be issued under current convertible
   promissory note (Note 7)                                              -         -             -            1,250
Accrued employee stock awards                                            -         -             -                -
Shares issued under employee stock award plan                      190,001       190       237,311                -
Net loss for the year ended December 31, 2000                            -         -             -                -
                                                                ----------  --------   -----------   --------------
Balance, December 31, 2000                                      15,384,801  $ 15,385   $ 1,620,401   $      601,250
                                                                ==========  ========   ===========   ==============



                                                                                         Deficit
                                                                                     Accumulated
                                                                        Accrued       During the
                                                                 Employee Stock      Development
                                                                         Awards            Stage            Total
                                                                 --------------     ------------     ------------
Common stock issued to officers for services rendered            $            -     $          -     $      1,000
Common stock issued by offering at $.03125 per share                          -                -          154,688
Common stock issued by offering at $.03125 per share for
   services rendered                                                          -                -          110,938
Net loss for the period from inception to December 31,                        -         (226,390)        (226,390)
1998
                                                                 --------------     ------------     ------------
Balance, December 31, 1998                                                    -         (226,390)          40,236
Common stock issued for cash, net of issue costs of                           -                -          979,003
$33,247
Common stock issued at $.03125 per share on acquisition of                    -                -          152,656
   NetMeasure Technology (Canada) Inc. (Note 5)
Accrued employee stock awards                                           387,665                -          387,665
Net loss for the year ended December 31, 1999                                 -       (1,132,851)      (1,132,851)
                                                                 --------------     ------------     ------------
Balance, December 31, 1999                                              387,665       (1,359,241)         426,709
Share subscriptions received                                                  -                           600,000
Bonus shares to be issued under current convertible
   promissory note (Note 7)                                                   -                -            1,250
Accrued employee stock awards                                           411,962                -          411,962
Shares issued under employee stock award plan                          (237,501)               -                -
Net loss for the year ended December 31, 2000                                 -       (1,503,517)      (1,503,517)
                                                                 --------------     ------------     ------------
Balance, December 31, 2000                                       $      562,126     $ (2,862,758)    $    (63,596)
                                                                 ==============     ============     ============





        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 2000

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

The company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies. Currently, the company's operational activities are devoted primarily to continued product development of its first product, ProbeNET, which is a distributed network measurement software product. As such, management is devoting substantially all of the company's resources to the development of the technology and performing ongoing market research.

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

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America.

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

CAPITAL ASSETS

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight line method at the following rates:

         Office equipment           20%
         Computer hardware          30%
         Computer software          50%
         Furniture and fixtures     20%
         Leasehold improvements     over the term of the lease

GOODWILL

Goodwill arises from the acquisition of the operations of NetMeasure Technology (Canada) Inc. and consists of the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill is being amortized over five years. The company regularly reviews the value assigned to goodwill to determine if it has been impaired by adverse conditions affecting the company. Management is of the opinion that there has been no diminuation in the value assigned.

TECHNOLOGY

The company capitalizes the acquisition costs of technologies when the technological feasibility has been established. The acquisition cost of the ProbeNET technology (Note 5) has been recorded at $Nil since it has yet to attain technological feasibility. All costs incurred to develop this technology are expensed as incurred.

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

ACCOUNTING FOR STOCK OPTIONS

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option to elect to expense the fair value of employee stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements and to provide pro forma disclosures of net earnings (loss) and, if presented, earnings (loss) per share, as if the above-referenced fair value method of accounting was used in determining compensation expense.

The company accounts for stock-based employee and director compensation arrangements in accordance with previously existing accounting pronouncements Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

EMPLOYEE STOCK AWARDS

The company uses the intrinsic value method to account for employee stock awards. The company records compensation expense for common stock awards ratably over the vesting period.

LOSS PER SHARE

The company follows Statement of Financial Accounting Standard No. 128, to calculate earnings per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS Nos. 133 and 138

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and certain Hedging Activities, an amendment of FASB Statement No. 133", effective for fiscal years beginning after June 15, 2000. These Statements establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The statements generally provide for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting SFAS Nos. 133 and 138 on the financial statements, but does not anticipate that they will have a material impact.

SFAS No. 140

The Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125. The new Statement revises some of the standards for accounting for collateral and for securitizations and other transfers of financial assets. It is based on the financial-components approach used in SFAS 125 and carries over most of that Statement's accounting provisions without change. The revised accounting provisions apply to transfers of financial assets occurring after March 31, 2001. SFAS 140 also requires expanded disclosures about securitized and pledged financial assets, which are effective for fiscal years ending after December 15, 2000. Management is evaluating the impact of adopting SFAS No. 140 on the financial statements, but does not anticipate that it will have a material impact.


3.   DUE FROM COMPANY CONTROLLED BY A SHAREHOLDER

Advances to this related party were due on demand, bore no interest and were unsecured. During 2000, management concluded that the collectibility of this amount was doubtful and the loan was written-off.


4.   CAPITAL ASSETS

                                                                                 2000                1999
                                                                             -------------       -------------
                                                          Accumulated             Net                 Net
                                            Cost         Depreciation         Book Value          Book Value
                                          ---------     --------------       -------------       -------------
Computer hardware and software            $ 179,836          $  70,037          $  109,799          $  107,387
Office equipment                             14,351              4,165              10,186              12,215
Furniture and fixtures                        8,856              2,551               6,305               7,463
Leasehold improvements                       13,742              7,038               6,704              11,376
                                          ---------     --------------       -------------       -------------
                                          $ 216,785          $  83,791          $  132,994          $  138,441
                                          =========     ==============       =============       =============


5.   ACQUISITION

On February 12, 1999, the company acquired all the issued and outstanding shares of NetMeasure Technology (Canada) Inc. from unrelated parties for 4,885,000 shares. This acquisition was accounted for by the purchase method with the company being the acquirer.

The net assets acquired were recorded at their net book value which approximated their fair values except for the in-process technology acquired which was not recognized in these financial statements as it has not yet reached technological feasibility. The stock issued in this transaction was recorded at an estimate of its fair market value at the time that the acquisition agreement was negotiated. The results of operations of NetMeasure Technology (Canada) Inc. have been included in these consolidated financial statements from the date of acquisition.

     Assets acquired
         Cash                                                    $ 34,113
         Receivables                                               18,309
         Capital assets                                            23,496
         Goodwill                                                 242,002
                                                                 --------
                                                                  317,920
     Liabilities assumed
         Payables and accruals                                     37,891
         Advances from Powertech, Inc. to repay
            promissory notes payable by NETSentry                 127,373
                                                                 --------
     Net assets acquired                                         $152,656
                                                                 ========
     Purchase price consisted of:
         4,885,000 of the company's common shares
            at $.03125 per share                                 $152,656
                                                                 ========


6.   ACCOUNTS PAYABLE AND ACCRUALS

                                                            2000             1999
                                                          ---------       ----------
Accounts payable                                          $  82,623       $   50,399
Accruals                                                     99,087           19,256
                                                          ---------       ----------
                                                          $ 181,710       $   69,655
                                                         ==========       ==========

Included in accruals are retention bonuses. The company agreed to pay a total of $174,000 in retention bonuses to certain employees in October 1999. By agreement with eligible employees the total amount payable to employees under this plan was reduced from $174,000 to $62,000.

The payment of the retention bonus was contingent on both the employees' continued employment and on the company's ability to raise sufficient equity funding to continue operations. During 2000, management determined that it was probable that the company would be successful in raising sufficient equity financing to fulfil this contingent commitment and therefore recorded the $62,000 retention bonus earned but unpaid at December 31, 2000 in these financial statements as an accrued liability and a charge to marketing and product development salaries and benefits.

7.   PROMISSORY NOTE

In October 2000, the company borrowed $75,000 under a promissory note payable December 1, 2000. This note bears interest at 10% per annum plus a bonus of 50,000 shares of capital stock. Under the loan agreement, the lender was entitled to receive options to acquire 50,000 additional shares at $0.10 per share if the note was presented for payment and was not paid on December 1, 2000. The holder would also be entitled to receive options to acquire a further 50,000 shares at $0.10 per share if the loan was not paid by January 2, 2001. Thereafter the option would double every 30 days. The bonus shares have been recorded as interest expense at an estimate of their fair value. Based on the Black-Scholes option pricing model, the options have a fair value of $Nil.

Since the note was not presented until December 8, management believes there is doubt as to whether or not the holder is entitled to receive any options. If the holder does have the right to receive the options, the holder would be entitled to receive options to acquire a further 50,000 shares at $0.10 per share as the note was not paid on January 2, 2001 and another 50,000 options since the note was not paid on February 1. Thereafter the options entitlement doubles every 30 days until the note is repaid.

The company expects that this promissory note will remain unpaid until the proceeds of the asset sale (Note 13) are received in mid August. As such, the creditor could earn up to 6,400,000 options if the note is repaid by not later than August 30, 2001. After that date, the option entitlement will continue to increase every 30 days as explained above.

The company also agreed to convert amounts due to its President and CEO into a promissory note in the amount of Cdn $20,000, due on demand, bearing interest at 15% per annum. This promissory note is secured by a charge over the company's assets.

8.   CONVERTIBLE PROMISSORY NOTES

                                                                                   2000         1999
                                                                                ---------    ---------
Promissory note payable September 7, 2002 bearing interest at 10%
per annum, convertible into the company's shares at a rate of
$2.00 per share solely at the company's discretion at any time
before maturity                                                                 $  49,255    $      -

Promissory notes payable October 4, 2002 bearing interest at 10%
per annum convertible into the company's shares at a rate of
$1.50 per share solely at the company's discretion at any time
before maturity                                                                    24,461           -
                                                                                ---------    --------
                                                                                $  73,716    $    Nil
                                                                                ---------    --------

It is management's intention to convert these notes into shares as soon as is practical.

9.   CAPITAL STOCK

At December 31, 2000, the company had 15,384,801 shares issued and outstanding. In addition, the company has commitments to issue an additional 670,833 common shares through its 1999 Stock Awards Program and another 300,000 units at $2.00 per unit for share subscriptions received. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $2.50 per share before the expiration of the warrants in 2002.

RESTRICTED SECURITIES

Of the issued and outstanding shares, 5,885,000 shares are restricted securities as defined under the Securities Act of 1933 and in the future may be sold only in compliance with Rule 144 of the Act, pursuant to a registration statement filed under the Act, or other applicable exemptions from registration thereunder.

1999 STOCK INCENTIVE PLAN

The company has authorized 1,519,480 shares of common stock for issuance to eligible employees. The Plan authorizes the company to grant to eligible participants of the company and its subsidiary, deferred stock awards.

During 1999, the company made stock awards to nine employees aggregating 985,000 shares at a weighted average price of $1.25. Compensation under the plan charged to earnings over the vesting period amounted to $411,962 in 2000 (1999:
$387,665). During 2000, 124,166 of these restricted stock awards were cancelled and 190,001 of the vested shares issuable under the plan were released to the recipient employees.

SUBSEQUENT SHARE ISSUANCE

Subsequent to year end, the company issued 5,000,000 shares for cash consideration of $125,000.


10.  OPTION AGREEMENT

The company's subsidiary has entered into an option agreement with a company controlled by a director and shareholder of the company. This agreement enables this subsidiary to obtain the related rights and equipment for an Internet Protocol Tester known as TestBOT for consideration consisting of $50,000 in cash and 500,000 of its common shares. This option expires on September 10, 2003.

Should the option be exercised, the consideration that will be issued under this option will be capitalized in the event that TestBOT has attained technological feasibility. The shares that may be issued to exercise this option will be recorded at their fair value based on current trading price on the date that they are issued.


11.  INCOME TAXES

At December 31, 2000, the company has net operating losses carried forward of approximately $1,400,000 that may be offset against future taxable income until 2007 for $1,060,000 and until

2014 for $340,000. The deferred tax asset arising from these net operating losses has been reduced to $Nil by a valuation allowance due to uncertainties regarding the utilization of the deferred assets.



12.  COMMITMENTS

PREMISES LEASE

The company's subsidiary is obligated to pay $37,000 in 2001 and $16,000 in 2002 under a premises lease agreement expiring in 2002.

RESEARCH GRANT

The company has agreed to provide a research grant to a BC based university in the amount of Cdn $26,500. This grant is to be paid in full by December 31, 2001. The Company has not yet made any payments under this research grant.


13.  SUBSEQUENT EVENTS

ASSET SALE

Subsequent to year end, the company has entered into an agreement to sell the assets of its wholly-owned subsidiary, NetMeasure Technology (Canada) Inc. for $1,500,000 on August 31, 2000. These assets constitute substantially all the assets of NetMeasure Technology Inc. and NetMeasure Technology (Canada) Inc. According to the sale agreement, the net proceeds remaining after retiring its debt and the debt of NetMeasure Technology (Canada) Inc. must be used to make an offer to all shareholders to buy back their shares for cash.

As a condition of the sale, certain current and former contractors and employees of NetMeasure Technology (Canada) Inc., including the company's CEO, have agreed to enter into employment or contractual relationships with the buyer and to reinvest the proceeds from tendering their shares into shares of the buyer.

PROMISSORY NOTES

Subsequent to year end the company received cash in the amount of Cdn. $20,000 under a promissory note issued to the family of the company's president and C.E.O. This promissory note is repayable in 2001.

14.  COMPARATIVE FIGURES

Certain comparative amounts have been reclassified to comply with the presentation adopted in the current year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Davidson and Company, Certified Public Accountants, Vancouver, British Columbia were the auditors for NetMeasure for the period from January 1, 1999 to December 31, 1999. For the period from January 1, 2000 to December 31, 2000, NetMeasure engaged Grant Thornton LLP as principal independent accountants. The new accountants were not consulted regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered.

The decision to change accountants was recommended by Mr. Voldeng and approved by the Board of Directors, primarily because of Mr. Voldeng's previous working relationships. The former accountant's report on the financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are:

         NAME                   AGE        PRINCIPAL OCCUPATION
         ----                   ---        --------------------
         Randy Voldeng          52         Director, President and Chief
                                           Executive Officer of NetMeasure
                                           and NetMeasure (Canada)

         Jeff Plato             37         Director and Vice President of
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

The Company maintains "key man" life insurance for Mr. Voldeng in the amount of Cdn $750,000 (US $487,500).

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

                             SIGNIFICANT EMPLOYEES.

The following persons, each of whom joined NetMeasure (Canada) in 1999, are not executive officers, but are expected by the Company to make a significant contribution to its business:

BRENT MARYKUCA is NetMeasure (Canada)'s Director of Product Development and the lead programmer for NetMeasure's first product, ProbeNET. Mr. Marykuca has sixteen (16) years of experience with operating systems, programming languages and the tools used to build software. He has a B.Sc. in Computer Science. Prior to joining NetMeasure (Canada), Mr. Marykuca was a Development Manager with Paradigm Development Corporation, from June 1997 to May 1999. He was responsible for managing Paradigm's projects with the Office Business Unit at Microsoft. His responsibilities included coordinating new development and upgrades to existing components, determining staffing levels, negotiating contracts and specifications, as well as acting as project lead on several projects. Prior to becoming a Development Manager, he was a software engineer at Paradigm, from June 1996 to June 1997. From October 1995 to March 1996. Mr. Marykuca was Manager, Systems Group at Essential Planning Systems, where he led a group responsible for the design and development of Windows user interface software as well as data access Application Programming Interfaces for Geographic Information System software. Previously, he was Technical Manager, Geographic Applications Group at OCS Technologies Corp., from September 1994 to October 1995, and Programmer/Analyst at Essential Planning Systems, from June 1993 to September 1994. From 1986 to 1993, Mr. Marykuca held various programming positions at the University of Victoria. From 1983 to 1986, he worked as an independent programmer.

ROWAN WING is NetMeasure (Canada)'s Director of Research and a member of the ProbeNET programming team. Before joining NetMeasure (Canada), Mr. Wing worked at two (2) Canadian software companies, Merak Projects Ltd. and Infowave Software Inc. He has been responsible for the design and implementation of microcomputer-based products for wireless messaging, network protocols, oil and gas information systems, real-time data collection and Geographical Information Systems. He has ten (10) years experience related to software development. Prior to joining NetMeasure (Canada), Mr. Wing was a senior programmer at Merak, from May 1997 to January 1999, where he worked on the development and architecture of a petroleum information system and a geospatial visualization component. Previously, from May 1996 to May 1997, he worked at Infowave as a senior programmer on such projects as a wireless email client user interface, protocols for wireless modems and a client server architecture for a next generation of wireless messaging services. Mr. Wing also was a programmer at PCI Pacific Inc., from March 1994 to May

1996, where he worked on a Geographic Information System user interface and GIS spatial analysis and indexing; he also worked on several projects for the University of Victoria, from September 1990 to January 1994.

ITEM 10. EXECUTIVE COMPENSATION.

Neither Mr. Voldeng, the Chief Executive Officer, nor any other executive officer of the Company received compensation (total salary and bonus) in excess of US $100,000 in any fiscal year since inception. Mr. Voldeng, Chief Executive Officer, received Cdn $97,500 (US $63,375) in 2000 and Jeff Plato, Vice President and Product General Manager, received Cdn $91,667 (US $59584).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 2001, the beneficial ownership of shares of Company's common stock by any person known to be the beneficial owner of more than five percent (5%), each of the directors and executive officers, and all directors and executive officers as a group. Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to all shares beneficially owned. Beneficial ownership is calculated in accordance with Rule 13d-3(d) of the Securities Exchange Act of 1934.


         NAME OF                             AMOUNT AND NATURE OF        PERCENT
         BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP        OF CLASS
         ----------------                    ---------------------       --------
         * Randy Voldeng                     2,942,500 Shares              18.2%
         122 Howe Street
         Victoria, BC  V8V 4K4

         Dragos Ruiu                         2,442,500 shares              15.1%
         370-1122 Mainland Street
         Vancouver, BC  V6B 5L1

         * Jeff Plato                        250,000                       1.5%
         2924 Kilmarnock Crescent
         North Vancouver, BC  V7J 2Z3

         * David Finlay                      -0-                           -0-
         10348 Connaught Drive
         Edmonton, AB  T5N 3J3

Officers & Directors as a group              3,192,500 Shares              19.7%

*    Officer or Director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to a Share Purchase Agreement dated for reference January 11, 1999, as amended by agreement dated January 29, 1999, NetMeasure acquired all of the issued and outstanding shares of NetMeasure (Canada) from Messrs. Voldeng and Ruiu in consideration of $152,656 payable by the issuance of 2,442,500 shares to each of them, or an aggregate of 4,885,000 shares, plus the transfer of an aggregate of 1,000,000 shares from promoters Kathy Para (300,000), Daniel Hodges (400,000) and David Raftery (300,000).

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

NetMeasure (Canada) entered into an option agreement dated September 10, 1998, amended by an agreement with NetMeasure, with Dragostech.com Inc., a company controlled by Mr. Ruiu, to obtain the related rights and equipment for an internet protocol tester known as TestBOT for $50,000 in cash and 500,000 common shares of NetMeasure. It is unlikely management will exercise this option however a final decision has not been made.

The Company has no formal policy, procedure or method concerning transactions with related or interested persons other than that any such transactions be fair to the Company and, where appropriate, be approved by a majority of disinterested directors or shareholders.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this annual report:

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
2(a)      Corporate Charter of Powertech, Inc...................................    *
2(a)(1)   Articles of Amendment of Articles of Incorporation....................    *
2(b)      By-Laws of Powertech, Inc.............................................    *
6(b)      Non- Competition Agreement dated February 12, 1999 between Randy......    *
          Voldeng and NETSentry Technology Inc..................................    *
6(e)      Assignment Agreement dated December 23, 1998 between Dragos Ruiu......    *
          and Dragostech.com Inc. and NETSentry Technology Inc.
6(g)      Asset Purchase and Sale Agreement made August 1998 between............    *
          Dragostech.com Inc. and NETSentry Technology Inc.
16(c)     Letter from Davidson & Company........................................    ATTACHED

* INCORPORATED BY REFERENCE TO THE SAME EXHIBIT NUMBER IN THE REGISTRANT'S FORM 10-SB, AS AMENDED, FILE NUMBER 0-27675.

(b) Reports on Form 8-K. There were no Form 8-K filings in Q4, 2000. There was a material Form 8-K filing in 2001, as noted below.


    DATE                              DESCRIPTION
-----------                           -----------
May 9, 2001                           Sales of Assets                        *

* INCORPORATED BY REFERENCE TO THE FORM 8-K DATED MAY 9, 2001, FILE NUMBER 0-27675.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC.


By     /S/ RANDY VOLDENG
  ---------------------------------------------
     RANDY VOLDENG, PRESIDENT

Date                             , 2001
      ---------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC.


By     /S/ RANDY VOLDENG
  ---------------------------------------------
     RANDY VOLDENG, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer and Principal Financial Officer)

Date                              , 2001
      ---------------------------


By      /S/ JEFF PLATO
  ---------------------------------------------
     JEFF PLATO, DIRECTOR AND VICE PRESIDENT

Date                              , 2001
      ---------------------------