Form 10QSB
period 2001-03-31
NETMEASURE TECHNOLOGY INC
filed 2001-05-25
CIK 1073090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001
                                         --------------


[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from                   to
                                         -----------------    ------------------


                         Commission file number 0-27675
                                                -------


                           NetMeasure Technology Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



                Nevada                                        86-0914695
    --------------------------------                      -------------------
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

Not Applicable


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of April 30, 2001 was 21,179,800 including 860,834 stock awards issued under the company's 1999 Stock Incentive Plan. In addition, the company has commitments to issue 350,000 shares for financing received.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED
FINANCIAL STATEMENTS -
Unaudited


(EXPRESSED IN U.S. DOLLARS)
MARCH 31, 2001



CONTENTS


Consolidated Balance Sheet - Unaudited

Consolidated Statement of Operations - Unaudited

Consolidated Statement of Cash Flows - Unaudited

Notes to the Unaudited Consolidated Financial Statements

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET - UNAUDITED
(expressed in U.S. dollars)


                                                                     March 31     December 31
                                                                         2001            2000
---------------------------------------------------------------------------------------------

ASSETS
Current
   Prepaids                                                      $      4,854    $      7,044
   Receivables                                                          1,185          10,511
                                                                 ------------    ------------

                                                                        6,039          17,555
Capital assets                                                        125,474         132,994
Goodwill                                                              137,135         149,235
                                                                 ------------    ------------

                                                                 $    268,648    $    299,784
                                                                 ------------    ------------

---------------------------------------------------------------------------------------------

LIABILITIES
Current
   Bank indebtedness                                             $      8,153    $     19,610
   Accounts payable and accruals                                      351,656         181,710
   Promissory note                                                    104,352          88,344
                                                                 ------------    ------------

                                                                      464,161         289,664
Convertible promissory notes                                           73,716          73,716
                                                                 ------------    ------------

                                                                      537,877         363,380
                                                                 ------------    ------------

SHAREHOLDERS DEFICIENCY

Capital stock (Note 3)
   Authorized:
     100,000,000 $0.001 par value common shares
   Issued:
     15,384,801 (2000: 15,384,801) common shares                       15,385          15,385
Additional paid-in capital                                          1,620,401       1,620,401
Share subscriptions received                                          601,250         601,250
Accrued employee stock awards                                         669,583         562,126
Deficit                                                            (3,175,848)     (2,862,758)
                                                                 ------------    ------------

                                                                     (269,229)        (63,596)
                                                                 ------------    ------------

                                                                 $    268,648    $    299,784
                                                                 ------------    ------------

---------------------------------------------------------------------------------------------

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(expressed in U.S. dollars)


                                                                   For the         For the          For the
                                                               Period from    Three Months     Three Months
                                                              Inception to           Ended            Ended
                                                                  March 31        March 31         March 31
                                                                      2001            2001             2000
-----------------------------------------------------------------------------------------------------------

Revenue                                                     $        6,195  $        5,154   $           --
                                                            --------------   -------------    -------------

Expenses
   Marketing
     Advertising                                                     5,464              --               --
     Computer and office                                             2,925              --               --
     Consulting fees                                                52,914           3,472               --
     Salaries and benefits                                         261,689          34,042           33,407
     Travel                                                         54,995             368            5,951
                                                            --------------   -------------    -------------
                                                                   377,987          37,882           39,358
                                                            --------------   -------------    -------------
   Product development
     Consulting fees                                                76,389          21,266               --
     Salaries and benefits                                         556,488          33,729           69,809
     Travel                                                         39,613             866              187
                                                            --------------   -------------    -------------
                                                                   672,490          55,861           69,996
                                                            --------------   -------------    -------------
   General and administrative
     Advertising and promotion                                       2,196              --               --
     Bad debts                                                      25,681              --               --
     Bank charges and interest                                      20,470           7,412            2,339
     Communication                                                  41,249           4,827            1,936
     Computer and office supplies                                  100,572           2,693           10,503
     Consulting fees                                               254,325          10,060               --
     Depreciation and amortization                                 205,628          29,412           22,454
     Employee relocation                                             9,080              --               --
     Professional fees                                             270,343          27,348           32,714
     Rent                                                           84,391          10,105           14,232
     Salaries and benefits (Note 3)                                203,826          21,726           21,091
     Stock award compensation                                      907,084         107,457          127,600
     Technical advisory board                                        7,766           2,875               --
     Travel                                                         21,062             586            1,643
                                                            --------------   -------------    -------------
                                                                 2,153,673         224,501          234,512
                                                            --------------   -------------    -------------

Interest income                                                    (22,107)             --           (2,782)
                                                            --------------   -------------    -------------

   Total expenses                                                3,182,043         318,244          341,084
                                                            --------------   -------------    -------------

Net loss                                                    $   (3,175,848) $     (313,090)   $    (341,084)
                                                            --------------   -------------    -------------

Weighted average number of shares outstanding                                   15,384,801       15,194,800
                                                                             -------------    -------------

Loss per share - basic and diluted                                           $       (0.02)   $       (0.02)
                                                                             -------------    -------------

-----------------------------------------------------------------------------------------------------------


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(expressed in U.S. dollars)


                                                                         For the         For the           For the
                                                                     Period from    Three Months      Three Months
                                                                    Inception to           Ended             Ended
                                                                        March 31        March 31          March 31
                                                                            2001            2001              2000
------------------------------------------------------------------------------------------------------------------

Cash derived from (applied to)

   OPERATING
     Net loss                                                    $    (3,175,848)  $    (313,090)   $     (341,084)
     Write-off of amount due from company controlled
       by a shareholder                                                   17,208              --                --
     Depreciation and amortization                                       195,836          19,620            22,454
     Interest on promissory notes                                          1,250              --                --
     Stock award compensation expense                                    907,084         107,457           127,600
     Shares issued for services rendered                                 111,938              --                --
     Change in non-cash operating working capital
       Receivables                                                        17,124           9,326           (27,360)
       Prepaids                                                           (4,854)          2,190           (33,947)
       Accounts payable and accruals                                     327,109         169,946           (33,177)
                                                                 ---------------   -------------    --------------
                                                                      (1,603,153)         (4,551)         (285,514)
                                                                 ---------------   -------------    --------------
   FINANCING
     Bank indebtedness                                                     8,153         (11,457)               --
     Promissory notes                                                    164,724          16,008                --
     Shares issued for cash                                            1,133,691              --                --
     Share subscriptions received                                        600,000              --           500,000
     Cash assumed on acquisition of subsidiary                            34,113              --                --
     Payment of promissory notes payable by
       subsidiary company                                               (127,373)             --                --
                                                                 ---------------   -------------    --------------
                                                                       1,813,308           4,551           500,000
                                                                 ---------------   -------------    --------------
   INVESTING
     Acquisition of capital assets                                      (192,947)             --            (3,753)
     Advances to company controlled by a shareholder                     (17,208)             --                26
                                                                 ---------------   -------------    --------------
                                                                        (210,155)             --            (3,727)
                                                                 ---------------   -------------    --------------

Net increase in cash                                                          --              --           210,759

Cash

   Beginning of period                                                        --              --           114,422
                                                                 ---------------   -------------    --------------

   End of period                                                 $           Nil   $         Nil    $      325,181
                                                                 ---------------   -------------    --------------

------------------------------------------------------------------------------------------------------------------

NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS
   Stock award compensation expense                              $       907,084   $     107,457    $      127,600
   Shares issued under stock awards plan                         $       237,501   $          --    $           --
   Shares issued for services                                    $       111,938   $          --    $           --
   Shares issued to acquire subsidiary                           $       152,656   $          --    $      152,656

------------------------------------------------------------------------------------------------------------------

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements

(expressed in U.S. dollars)
March 31, 2001
--------------------------------------------------------------------------------

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the years ended December 31, 1999 and December 31, 2000 included in the company's Annual Report on Form 10-KSB.

CONSOLIDATION

These financial statements include the accounts of the company and its wholly-owned subsidiary, NetMeasure Technology (Canada) Inc.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements

(expressed in U.S. dollars)
March 31, 2001
--------------------------------------------------------------------------------

3.   CAPITAL STOCK

At March 31, 2001, the company had 15,384,801 shares issued and outstanding. In addition, the company has commitments to issue an additional 670,833 common shares through its 1999 Stock Awards Program and another 300,000 units at $2.00 per unit for share subscriptions received. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $2.50 per share before the expiration of the warrants in 2002.

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

During 1999, the company made stock awards to nine employees aggregating 985,000 shares at a weighted average price of $1.25. Compensation under the plan charged to earnings over the vesting period amounted to $107,457 in the three months ended March 31, 2001 (2000: $127,600). During 2000, 124,166 of these restricted stock awards were cancelled and 190,001 of the vested shares issuable under the plan were released to the recipient employees.

SUBSEQUENT SHARE ISSUANCE

Subsequent to March 31, 2001, the company issued 5,000,000 shares for cash consideration of $125,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

                                PLAN OF OPERATION


During the first quarter product development and marketing activities ground to a halt as, despite management's best efforts, NetMeasure ran out of funds and employees began to depart in early 2001. Consequently, management was forced to try to find a buyer for the Company or its technology. On April 24, 2001 the Company announced that it entered into an agreement to sell all the assets of NetMeasure (Canada) to a private company, Tisai Inc., a Delaware corporation. These assets constitute substantially all the assets of the Company.

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

    COMPARISON OF FISCAL QUARTERS ENDING MARCH 31, 2000 and MARCH 31, 2001.

During the fiscal quarter ending March 31, 2001 the Company had revenues of $5,154 and incurred a net loss of $313,090. The Company's primary activities during this quarter were related to securing financing, finding a purchaser for the Company and/or its technology, and discussions/negotiations with creditors and former employees. Most of the expenses were related to salaries and benefits ($196,954), which included non-cash stock award compensation of $107,457 and subcontract labor. Other significant expenses included depreciation and amortization $29,412; professional fees (legal, accounting) $27,348; and consulting fees $34,798.

During the fiscal quarter ending March 31, 2000 the Company had no revenues and incurred a net loss of $341,084. The Company's primary activities during this quarter were related to business operations, i.e. product development and customer demonstrations of its prototype technology. Most of the expenses were related to salaries and benefits ($251,907), which included non-cash stock award compensation of $127,600.


                          PART II -- OTHER INFORMATION

All other items are inapplicable or the answer is negative.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC.


By /s/ RANDY VOLDENG
   ------------------------
   RANDY VOLDENG, PRESIDENT


Date  May 24, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NETMEASURE TECHNOLOGY INC.



By  /s/ RANDY VOLDENG
    --------------------------------------------------------------
    RANDY VOLDENG, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer and Principal Financial Officer)


Date  May 24, 2001



By  /s/ JEFF PLATO
    ---------------------------------------
    JEFF PLATO, DIRECTOR AND VICE PRESIDENT


Date  May 24, 2001