Form 10QSB
period 2001-06-30
NETMEASURE TECHNOLOGY INC
filed 2001-08-13
CIK 1073090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001
                                       -------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from          to
                                             --------    ----------

               Commission file number  0-27675
                                      --------

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not Applicable


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of June 30, 2001 was 20,711,469. In addition, the company has commitments to issue another 300,000 shares for financing received.

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

Consolidated Statement of Operations - Unaudited

Consolidated Statement of Cash Flows - Unaudited

Notes to the Unaudited Consolidated Financial Statements

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET - UNAUDITED
(expressed in U.S. dollars)


                                                            June 30      December 31
                                                               2001             2000
                                                        -----------      -----------
ASSETS
Current
   Cash                                                 $    67,790      $        --
   Receivables                                               23,634           10,511
   Prepaids                                                   4,178            7,044
                                                        -----------      -----------
                                                             95,602           17,555
Capital assets                                              109,848          132,994
Goodwill                                                    125,035          149,235
                                                        -----------      -----------
                                                        $   330,485      $   299,784
                                                        ===========      ===========

LIABILITIES
Current
   Bank indebtedness                                    $        --      $    19,610
   Accounts payable and accruals                            402,447          181,710
   Promissory note                                          109,352           88,344
                                                        -----------      -----------
                                                            511,799          289,664
Convertible promissory notes                                 73,716           73,716
                                                        -----------      -----------
                                                            585,515          363,380
                                                        -----------      -----------
SHAREHOLDERS DEFICIENCY
Capital stock (Note 3)
   Authorized:
     100,000,000 $0.001 par value common shares
   Issued:
      20,384,801 (2000: 15,384,801) common shares            20,385           15,385
Additional paid-in capital                                1,740,401        1,620,401
Share subscriptions received                                601,250          601,250
Accrued employee stock awards                               351,969          562,126
Deficit                                                  (2,969,035)      (2,862,758)
                                                        -----------      -----------
Net shareholders equity                                    (255,030)         (63,596)
                                                        -----------      -----------
                                                        $   330,485      $   299,784
                                                        ===========      ===========



Continuance of operations (Note 1)


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(expressed in U.S. dollars)


                                          For the         For the         For the        For the        For the
                                      Period from      Six Months      Six Months   Three Months   Three Months
                                     Inception to           Ended           Ended          Ended          Ended
                                          June 30         June 30         June 30        June 30        June 30
                                             2001            2001            2000           2001           2000
                                     ------------      ----------      ----------   ------------   ------------
Revenue                               $     6,254     $     5,213     $     6,028    $        59    $     3,246
                                      -----------     -----------     -----------    -----------    -----------
Expenses
   Marketing
     Advertising                            5,710             246           1,647            246          1,647
     Computer and office                    2,925              --              --             --             --
     Consulting fees                       52,914           3,472              --             --             --
     Salaries and benefits                273,175          45,528          86,090         11,486         52,683
     Travel                                55,925           1,298          26,242            930         20,291
                                      -----------     -----------     -----------    -----------    -----------
                                          390,649          50,544         113,979         12,662         74,621
                                      -----------     -----------     -----------    -----------    -----------
   Product development
     Consulting fees                       76,389          21,266              --             --             --
     Salaries and benefits                588,306          65,547         165,802         31,818         95,993
     Travel                                39,613             866           2,340             --          2,153
     Test project                           8,772           8,772              --          8,772             --
                                      -----------     -----------     -----------    -----------    -----------
                                          713,080          96,451         168,142         40,590         98,146
                                      -----------     -----------     -----------    -----------    -----------
   General and administrative
     Advertising and promotion              2,196              --              --             --             --
     Bad debts                             25,681              --              --             --             --
     Bank charges and interest             21,082           8,024           2,484            612            145
     Communication                         41,249           4,827           1,936             --             --
     Computer and office supplies         106,386           8,507          12,126          5,814          1,623
     Consulting fees                      244,265              --              --             --             --
     Depreciation and amortization        221,024          44,808          44,812         15,396         22,358
     Employee relocation                    9,080              --              --             --             --
     Professional fees                    274,524          31,529          54,330          4,181         35,476
     Public company reporting              14,736          14,736          20,853          4,676          6,993
     Rent                                  95,127          20,841          24,852         10,736         10,620
     Salaries and benefits                220,019          37,919          49,708         16,193         28,617
     Stock award compensation             589,470        (210,157)        254,159       (317,614)       126,559
     Technical advisory board               7,766           2,875           2,747             --          2,747
     Travel                                21,062             586           8,192             --          6,549
                                      -----------     -----------     -----------    -----------    -----------
                                        1,893,667         (35,505)        476,199       (260,006)       241,687
                                      -----------     -----------     -----------    -----------    -----------
   Interest income                        (22,107)             --              --             --             --
                                      -----------     -----------     -----------    -----------    -----------
   Total expenses                       2,975,289         111,490         758,320       (206,754)       414,454
                                      -----------     -----------     -----------    -----------    -----------
Net (loss) earnings                   $(2,969,035)    $  (106,277)    $  (752,292)   $   206,813    $  (411,208)
                                      ===========     ===========     ===========    ===========    ===========

Weighted average number of
   shares outstanding                                  16,683,144      15,194,800     17,967,219     15,194,800
                                                       ==========      ==========     ==========     ==========

(Loss)  earnings  per  share - basic
and diluted                                           $     (0.01)    $     (0.05)   $      0.01    $     (0.03)
                                                      ===========     ===========    ===========    ===========



   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(expressed in U.S. dollars)


                                                                         For the      For the       For the
                                                                     Period from   Six Months    Six Months
                                                                    Inception to        Ended         Ended
                                                                         June 30      June 30       June 30
                                                                            2001         2001          2000
                                                                    ------------   ----------    ----------
Cash derived from (applied to)

   OPERATING
     Net loss                                                       $(2,969,035)    $(106,277)    $(752,292)
     Write-off of amount due from company controlled
       by a shareholder                                                  17,208            --            --
     Depreciation and amortization                                      221,024        44,808        44,812
     Interest on promissory note                                          1,250            --            --
     Stock award compensation expense                                   589,470      (210,157)      254,159
     Shares issued for services rendered                                111,938            --            --
     Change in non-cash operating working capital
       Receivables                                                       (5,325)      (13,123)       (4,935)
       Prepaids                                                          (4,178)        2,866       (21,318)
       Accounts payable and accruals                                    364,556       220,737         4,727
                                                                    -----------     ---------     ---------
                                                                     (1,673,092)      (61,146)     (474,847)
                                                                    -----------     ---------     ---------
   FINANCING
     Bank indebtedness                                                       --       (19,610)           --
     Shares issued for cash                                           1,258,691       125,000            --
     Promissory notes                                                   183,068        21,008            --
     Share subscriptions received                                       600,000            --       500,000
     Payment of promissory notes payable by subsidiary
       company                                                         (127,373)           --            --
     Cash assumed on acquisition of subsidiary                           34,113            --            --
                                                                    -----------     ---------     ---------
                                                                      1,948,499       126,398       500,000
                                                                    -----------     ---------     ---------
   INVESTING
     Acquisition of capital assets                                     (192,947)           --       (33,669)
     Disposition of capital assets                                        2,538         2,538            --
     Advances to company controlled by a shareholder                    (17,208)           --           296
                                                                    -----------     ---------     ---------
                                                                       (207,617)        2,538       (33,373)
                                                                    -----------     ---------     ---------
Net increase (decrease) in cash                                          67,790        67,790        (8,220)

Cash
   Beginning of period                                                       --            --       114,422
                                                                    -----------     ---------     ---------
   End of period                                                    $    67,790     $  67,790     $ 106,202
                                                                    ===========     =========     =========


NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS
   Stock award compensation expense                                 $   589,470     $(210,157)    $ 254,159
   Shares issued under stock awards plan                            $   237,501     $      --     $      --
   Shares issued for services                                       $   111,938     $      --     $      --
   Shares issued to acquire subsidiary                              $   152,656     $      --     $      --



   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
June 30, 2001


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

The company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies. Currently, the company's operational activities are devoted primarily to continued product development as its first product, ProbeNET, which is a distributed network measurement software product. As such, management is devoting substantially all of the company's resources to the development of the technology and performing ongoing market research.

The company's current operational focus is to ensure that ProbeNET is able to be commercially exploited. To that end, management is devoting substantially all of the company's resources to the development of the technology. The ability of the company to execute its business plan is dependent on the company's ability to obtain additional financing.

These financial statements have been prepared on the basis that the company is a going concern. These financial statements do not include adjustments that would be necessary should the company be unable to continue as a going concern.


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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the company's Annual Report on Form 10-KSB.

CONSOLIDATION

These financial statements include the accounts of the company and its wholly-owned subsidiary, NetMeasure Technology (Canada) Inc. All intercompany transactions and balances have been eliminated.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
June 30, 2001


RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

     o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the company's financial position or results of operations.


3.   RECEIVABLES

                                                 June 30    December 31
                                                    2001           2000
                                                 -------    -----------
Receivables                                     $ 36,777       $ 23,654
Allowance for doubtful accounts                  (13,143)       (13,143)
                                                --------       --------
                                                $ 23,634       $ 10,511
                                                ========       ========


4.   CAPITAL STOCK

At June 30, 2001, the company had 20,384,801 shares issued and outstanding. In addition, the company has commitments to issue an additional 326,668 common shares through its 1999 Stock Awards Plan and another 300,000 units at $2.00 per unit for share subscriptions received. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $2.50 per share before the expiration of the warrants in 2002.

RESTRICTED SECURITIES

Of the issued and outstanding shares, 5,885,000 shares are restricted securities as defined under the Securities Act of 1933 and in the future may be sold only in compliance with Rule 144 of the Act, pursuant to a registration statement filed under the Act, or other applicable exemptions from registration thereunder.

1999 STOCK AWARDS PLAN

The company has authorized 1,519,480 shares of common stock for issuance to eligible employees. The Plan authorizes the company to grant to eligible participants of the company and its subsidiary, deferred stock awards.

During 1999, the company made stock awards to nine employees aggregating 985,000 shares at a weighted average price of $1.25. Compensation under the plan has been charged to earnings over the vesting period. In the six months ended June 30, 2001, 468,331 of these restricted stock awards were cancelled and the share certificates returned to the company. A recovery of previously recorded stock award compensation in the amount of $317,614 has been recorded as a result of the cancellation of these stock awards.

STOCK OPTION PLAN

The company has instituted a stock option plan under which members of the company's technical advisory board are granted options to acquire the common shares. These options are exercisable at $2 per share until March 1, 2010.

At June 30, 2001, the company had granted 16,250 options under this plan. As the stock based compensation expense related to these options is not material, no such expense has been recorded in these financial statements.


5.   COMMITMENT

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

                                PLAN OF OPERATION

On April 24, 2001 the Company announced that it entered into an agreement to sell all the assets of NetMeasure (Canada) to a private company, Tisai Inc., a Delaware corporation. These assets constitute substantially all the assets of the Company. As a result of entering into the agreement with Tisai Inc., the Company was able to secure $125,000 in equity financing, which allowed it to rehire, on a contract basis, a limited number of NetMeasure (Canada)'s former employees. During the second quarter, the Company's staff worked primarily on product research activities, the first step towards developing a product specification for the next version of its technology. In addition, the Company's staff cooperated in the due diligence activities of Tisai Inc. and its funding partners.

The Company's first product, ProbeNET, needs more functionality to be commercially successful. Because the Company does not have adequate funds to complete this development, the Company does not expect to generate revenues for the foreseeable future.

The Company's Board of Directors and management are currently undecided about a future direction for NetMeasure after the asset sale is completed, and will be evaluating various options. The Company presently has no contingency plan in the event the asset sale is not completed, however, NetMeasure's Board of Directors and management will be seeking other alternatives.

      COMPARISON OF FISCAL QUARTERS ENDING JUNE 30, 2001 and JUNE 30, 2000.

During the fiscal quarter ending June 30, 2001 the Company had revenues of $59 and a net profit of $206,618, including a stock award compensation recovery of $317,614, resulting from the cancellation of employee stock awards. The Company sustained a loss of $110,801 excluding the stock award compensation recovery.

During the fiscal quarter ending June 30, 2001, the Company had total expenses of $110,860. For ease of comparison, contract fees paid to former employees were recorded as salaries and benefits. Thus, most of the expenses during the quarter were related to salaries and benefits ($59,497). Other significant expenses included depreciation and amortization ($15,396) and rent ($10,736).

During the fiscal quarter ending June 30, 2000 the Company had revenues (interest income) of $3,246 and incurred a net loss of $411,208. The Company's primary activities during this quarter were related to product development and customer demonstrations of its technology. Most of the expenses were related to salaries and benefits ($177,293); non-cash stock award compensation ($126,559); professional fees ($35,476); travel ($28,993); and, depreciation and amortization ($22,358).

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


Date August 10, 2001

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


Date August 10, 2001



By  /s/ JEFF PLATO
    ---------------------------------------
    JEFF PLATO, DIRECTOR AND VICE PRESIDENT