Form 10QSB
period 2001-09-30
NETMEASURE TECHNOLOGY INC
filed 2001-12-27
CIK 1073090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended Sept 30, 2001



[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _________________ to ________________

                         Commission file number 0-27675


NetMeasure Technology Inc.
(Exact name of small business issuer as specified in its charter)


             Nevada                                                                           86-0914695
(State or other jurisdiction of incorporation or organization)                     (IRS Employer Identification No.)

122 Howe Street, Victoria, British Columbia, V8V4K4
(Address of principal executive offices)

(604) 669-2255
(Issuer's telephone number)

1122 Mainland Street, Suite 370, Vancouver, British Columbia, V6B5L1
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of September 30, 2001 was 20,711,469. In addition, the company has commitments to issue another 300,000 shares, when shareholders provide instructions, for financing received in 2000.


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
CONSOLIDATED BALANCE SHEET - UNAUDITED
(expressed in U.S. dollars)

December 31                                             Sept 30        December 31
                                                         2001             2000
                                                      -----------      -----------
ASSETS
Current
   Cash                                               $        --      $        --
   Receivables                                              2,445           10,511
   Prepaids                                                 3,851            7,044
                                                      -----------      -----------

                                                            6,296           17,555
Capital assets                                             98,355          132,994
Goodwill                                                  112,935          149,235
                                                      -----------      -----------

                                                      $   217,586      $   299,784
                                                      ===========      ===========


LIABILITIES
Current
   Bank indebtedness                                  $        --      $    19,610
   Accounts payable and accruals                          384,229          181,710
   Promissory note                                         93,136           88,344
                                                      -----------      -----------

                                                          477,365          289,664
Convertible promissory notes                               73,716           73,716
                                                      -----------      -----------

                                                          551,081          363,380
                                                      -----------      -----------

SHAREHOLDERS DEFICIENCY
Capital stock (Note 3)
   Authorized:
     100,000,000 $0.001 par value common shares
   Issued:
      20,384,801 (2000: 15,384,801) common shares          20,385           15,385
Additional paid-in capital                              1,740,401        1,620,401
Share subscriptions received                              601,250          601,250
Accrued employee stock awards                             351,969          562,126
Deficit                                                (3,047,500)      (2,862,758)
                                                      -----------      -----------

Net shareholders equity                                  (333,495)         (63,596)
                                                      -----------      -----------

                                                      $   217,586      $   299,784
                                                      ===========      ===========


Continuance of operations (Note 1)

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(expressed in U.S. dollars)

                                            For the           For the           For the           For the           For the
                                        Period from       Nine Months       Nine Months      Three Months      Three Months
                                       Inception to             Ended             Ended             Ended             Ended
                                            Sept 30           Sept 30           Sept 30           Sept 30           Sept 30
                                               2001              2001              2000              2001              2000
                                       ------------      ------------      ------------      ------------      ------------
Revenue                                $      6,254      $      5,213      $         --      $         --      $        745
                                       ------------      ------------      ------------      ------------      ------------

Expenses
   Marketing
     Advertising                              5,710               246             1,675                --                28
     Computer and office                      2,925                --                --                --                --
     Consulting fees                         52,914             3,472                --                --                --
     Salaries and benefits                  280,160            52,513           120,745             6,985            34,655
     Travel                                  56,589             1,962            34,357               664             8,115
                                       ------------      ------------      ------------      ------------      ------------

                                            398,297            58,192           156,777             7,648            42,798
                                       ------------      ------------      ------------      ------------      ------------
   Product development
     Consulting fees                         76,389            21,266                --                --                --
     Salaries and benefits                  595,962            73,203           254,101             7,656            88,299
     Travel                                  39,878             1,131             3,878               265             1,538
     Test project                             8,772             8,772                --                 0                --
                                       ------------      ------------      ------------      ------------      ------------

                                            721,001           104,372           257,979             7,921            89,837
                                       ------------      ------------      ------------      ------------      ------------
   General and administrative
     Advertising and promotion                2,196                --                --                --                --
     Bad debts                               25,681                --                --                --                --
     Bank charges and interest               25,398            12,340             2,610             4,316               126
     Communication                           44,632             8,210                --              3383                --
     Computer and office supplies           107,993            10,114            29,220             1,607            15,158
     Consulting fees                        244,265                --                --                --                --
     Depreciation and amortization          242,869            66,653            67,007            21,845            22,195
     Employee relocation                      9,080                --                --                --                --
     Professional fees                      279,746            36,751            72,770             5,222            18,440
     Public company reporting                16,464            16,464            34,993             1,728            14,140
     Rent                                   103,898            29,612            35,130             8,771            10,278
     Salaries and benefits                  233,402            51,302           256,735            13,383           207,027
     Stock award compensation               589,470          (210,157)          374,207                 0           120,048
     Technical advisory board                 9,926             5,035             2,747              2160                --
     Travel                                  21,542             1,066            16,147               480             7,955
                                       ------------      ------------      ------------      ------------      ------------

                                          1,956,563            27,391           891,566            62,896           415,367
                                       ------------      ------------      ------------      ------------      ------------

   Interest income                          (22,107)               --             6,773                --               745
                                       ------------      ------------      ------------      ------------      ------------

   Total expenses                         3,053,754           189,955         1,299,549            78,465           547,257
                                       ------------      ------------      ------------      ------------      ------------

Net (loss) earnings                    $ (3,047,500)     $   (184,742)     $ (1,299,549)      $(78,465)        $   (547,257)
                                       ============      ============      ============      ============      ============

Weighted average number of
   shares outstanding                                      17,930,589        15,194,800        20,711,469        15,194,800
                                                         ============      ============      ============      ============
(Loss) earnings per share - basic
and diluted                                              $      (0.01)     $      (0.09)     $     (0.003)     $      (0.04)
                                                         ============      ============      ============      ============


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(expressed in U.S. dollars)

                                                               For the          For the          For the
                                                           Period from      Nine Months      Nine Months
                                                          Inception to            Ended            Ended
                                                               Sept 30          Sept 30          Sept 30
                                                                  2001             2001             2000
                                                           -----------      -----------      -----------
Cash derived from (applied to)

   OPERATING
     Net loss                                              $(3,047,500)     $  (184,742)     $(1,299,549)
     Write-off of amount due from company controlled
       by a shareholder                                         17,208               --               --
     Depreciation and amortization                             242,869           66,653           67,007
     Interest on promissory note                                 1,250               --               --
     Stock award compensation expense                          589,470         (210,157)         374,207
     Shares issued for services rendered                       111,938               --               --
     Change in non-cash operating working capital
       Receivables                                              15,864             8066            6,546
       Prepaids                                                 (3,851)            3193          (10,952)
       Accounts payable and accruals                           346,338          202,519          192,705
                                                           -----------      -----------      -----------

                                                            (1,726,414)        (114,468)        (670,036)
                                                           -----------      -----------      -----------
   FINANCING
     Bank indebtedness                                              --          (19,610)              --
     Shares issued for cash                                  1,258,691          125,000               --
     Promissory notes                                          166,852            4,792           49,255
     Share subscriptions received                              600,000               --          600,000
     Payment of promissory notes payable by subsidiary
       Company                                                (127,373)              --               --
     Cash assumed on acquisition of subsidiary                  34,113               --               --
                                                           -----------      -----------      -----------

                                                             1,932,283          110,182          649,255
                                                           -----------      -----------      -----------
   INVESTING
     Acquisition of capital assets                            (192,947)              --          (51,407)
     Disposition of capital assets                               4,286            4,286               --
     Advances to company controlled by a shareholder           (17,208)              --              575
                                                           -----------      -----------      -----------

                                                              (205,869)           4,286          (50,832)
                                                           -----------      -----------      -----------

Net increase (decrease) in cash                                     --               --          (71,613)

Cash

   Beginning of period                                              --               --          114,422
                                                           -----------      -----------      -----------

   End of period                                           $       Nil      $       Nil      $    42,809
                                                           ===========      ===========      ===========


NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS
   Stock award compensation expense                        $   589,470      $  (210,157)     $   110,068
   Shares issued under stock awards plan                   $   237,501      $        --      $        --
   Shares issued for services                              $   111,938      $        --      $        --
   Shares issued to acquire subsidiary                     $   152,656      $        --      $        --


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
Sept 30, 2001


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

The company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies. It is becoming increasing uncertain that the company will be able to continue as a going concern. Currently, the company has run out of cash, has no operations and has only one employee, the company's CEO. Previously, the company's efforts were devoted primarily to product development of its first product, ProbeNET, which is a distributed network measurement software product.

As a result of not having the funds to continue to develop its technologies, the Company has also been trying to sell its intellectual property for the past several months. However, to date it has been unsuccessful in achieving this objective. The Company's Board of Directors plans to continue to seek financing to develop its technologies, continue to search for a purchaser of its intellectual property and also try to find another operating company to merge with it

These financial statements have been prepared on the basis that the company is a going concern. These financial statements do not include adjustments that would be necessary should the company be unable to continue as a going concern.


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



RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

      - all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

      - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

      - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

      - effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

      - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the company's financial position or results of operations.

3.   RECEIVABLES                                          June 30     December 31
                                                           2001          2000
                                                         --------      --------
Receivables                                              $ 15,588      $ 23,654
Allowance for doubtful accounts                           (13,143)      (13,143)
                                                         --------      --------

                                                         $  2,445      $ 10,511
                                                         ========      ========

4.   CAPITAL STOCK

At September 30, 2001, the company had 20,384,801 shares issued and outstanding. In addition, the company has commitments to issue an additional 326,668 common shares through its 1999 Stock Awards Plan and another 300,000 units at $2.00 per unit for share subscriptions received. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase an additional common share at $2.50 per share before the expiration of the warrants in 2002.

RESTRICTED SECURITIES

Of the issued and outstanding shares, 10,885,000 shares are restricted securities as defined under the Securities Act of 1933 and in the future may be sold only in compliance with Rule 144 of the Act, pursuant to a registration statement filed under the Act, or other applicable exemptions from registration thereunder.

1999 STOCK AWARDS PLAN

The company has authorized 1,519,480 shares of common stock for issuance to eligible employees. The Plan authorizes the company to grant to eligible participants of the company and its subsidiary, deferred stock awards.

During 1999, the company made stock awards to nine employees aggregating 985,000 shares at a weighted average price of $1.25. Compensation under the plan has been charged to earnings over the vesting period. In the nine months ended September 30, 2001, 468,331 of these restricted stock awards were cancelled and the share certificates returned to the company. A recovery of previously recorded stock award compensation in the amount of $317,614 has been recorded as a result of the cancellation of these stock awards.

STOCK OPTION PLAN

The company has instituted a stock option plan under which members of the company's technical advisory board are granted options to acquire the common shares. These options are exercisable at $2 per share until March 1, 2010.

At September 30, 2001, the company had granted 16,250 options under this plan. As the stock based compensation expense related to these options is not material, no such expense has been recorded in these financial statements.


5.   OFFER TO PURCHASE

On April 24, 2001 the Company announced that it entered into an agreement to sell all the assets of NetMeasure (Canada) to a private company, Tisai Inc., a Delaware corporation on August 31, 2000. These assets constitute substantially all the assets of the Company. In late August, Tisai Inc. advised it would be unable to close their offer on the closing date of August 31, 2001, as it had not yet been able to secure all the required financing. To date no other offer has been received nor is one likely, as the general economic environment and marketplace for the Company's products has changed negatively over the past few months.

6.   SALARIES & BENEFITS

Although the Company has employed only contract labor since February 1, 2001, these contract fees have been recorded under Salaries & Benefits to make comparisons with previous periods easier for the reader.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


As discussed in Note 1 to the financial statements, the company has no cash, no established source of revenue and its future is dependent on its ability to raise substantial amounts of equity funding. Management has been trying to secure the necessary financing since 2000 and has thus far been unsuccessful in securing the necessary funds or in finding a purchaser for the company's wholly owned subsidiary or its intellectual property. This raises substantial doubt about the company's ability to continue as a going concern. As the company had no way of paying them, the company's development team left at the end of September, 2001 and the company currently has no technical staff to continue to develop its technology into market products. The ability of the Company to develop its technologies into commercially saleable products and eventually achieve profitable operations is dependent on management's ability to obtain significant additional financing and hire new employees or contractors. There is considerable doubt that these objectives will be realized. There can be no assurance that any of the products under development will be successfully developed or will be commercially successful.

                                PLAN OF OPERATION


On April 24, 2001 the Company announced that it entered into an agreement to sell all the assets of NetMeasure (Canada) to a private company, Tisai Inc. ("Tisai"), a Delaware corporation. These assets constituted substantially all the assets of the Company. As a result of entering into the agreement with Tisai Inc., the Company was able to secure $125,000 in equity financing, which allowed it to rehire, on a contract basis, a limited number of NetMeasure (Canada)'s former employees, the purpose being to continue product research activities, the first step towards developing a product specification for the next version of the Company's technology. However, in late August Tisai advised it would be unable close its offer to purchase on the closing date of August 31, 2001, as it had not yet been able to secure all the required financing. Tisai indicated it would continue with its efforts to secure financing and when, and if, it was able to arrange the required financing, it would make another offer. To date no other offer has been received nor is one likely, as the general economic environment and marketplace for the Company's products has changed negatively over the past few months.

In December 2001 the Company's wholly owned subsidiary, NetMeasure Technology (Canada) Inc. liquidated all of its capital assets. The monies realized will be used to retire the Company's payroll obligations to the Canadian government.

As a result of not having the funds to continue to develop its technologies, the Company has been trying to sell its intellectual property for the past several months. However, to date it has been unsuccessful in finding any other interested parties and it is has become increasingly improbable that it will. Nevertheless, over the next few months the Company's Board of Directors will continue to seek financing to develop its technologies, continue to search for a purchaser of its intellectual property and try to find another operating company to merge with it.

             COMPARISON OF FISCAL QUARTERS ENDING SEPTEMBER 30, 2001
                            and SEPTEMBER 30, 2000.

During the fiscal quarter ending September 30, 2001 the Company had no revenues and a net loss of $78,465.

During the fiscal quarter ending September 30, 2001, the Company had total expenses of $78,465. For ease of comparison, contract fees paid to former employees were recorded as salaries and benefits. Most of the expenses during the quarter were related to salaries and benefits ($28,024), depreciation and amortization ($21,845) and rent ($8,771).

During the fiscal quarter ending September 30, 2000 the Company had revenues (interest income) of $745 and incurred a net loss of $547,257. The Company's primary activities during this quarter were related to continued product development and customer demonstrations of its technology. Most of the expenses were related to employee compensation ($450,029), which included non-cash stock award compensation of $120,048 and the recording of an accrued liability charge of $172,500 for retention bonus earned, but not yet paid, to September 30, 2000. The other major expense items were related to public reporting costs and professional fees ($32,580); travel ($17,608); and, depreciation and amortization ($22,195).



                          PART II -- OTHER INFORMATION


Other than Item 5, all other items are inapplicable or the answer is negative.

ITEM 5.  OTHER EVENTS

In December 2001, David Finlay resigned as a Director of the Company. Relations between the Company and Mr. Finlay continue to be positive.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC.


By       /S/ RANDY VOLDENG
         -------------------------------------
         RANDY VOLDENG, PRESIDENT

Date     December 26, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC.


By       /S/ RANDY VOLDENG
         -------------------------------------
         RANDY VOLDENG, DIRECTOR, PRESIDENT
         AND CHIEF EXECUTIVE OFFICER
         (Principal Executive Officer and
         Principal Financial Officer)

Date     December 26, 2001


By       /S/ JEFF PLATO
         -------------------------------------
         JEFF PLATO, DIRECTOR AND VICE PRESIDENT

Date     December 26, 2001