Form 10QSB/A
period 2001-09-30
NETMEASURE TECHNOLOGY INC
filed 2002-02-08
CIK 1073090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended         Sept 30, 2001
                                             ----------------------------


[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


     For the transition period from                   to
                                    -----------------    -----------------


               Commission file number           0-27675
                                      ---------------------------


                           NetMeasure Technology Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



               Nevada                                 86-0914695
   -------------------------------        ---------------------------------
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)



              122 Howe Street, Victoria, British Columbia, V8V 4K4
              ----------------------------------------------------
                    (Address of principal executive offices)



                                 (604) 669-2255
                          ---------------------------
                          (Issuer's telephone number)


      1122 Mainland Street, Suite 370, Vancouver, British Columbia, V6B 5L1
      ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Consolidated Statement of Operations -- Unaudited

Consolidated Statement of Cash Flows -- Unaudited

Notes to the Unaudited Consolidated Financial Statements

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET - UNAUDITED
(expressed in U.S. dollars)


                                                       Sept 30      December 31
                                                          2001             2000
                                                   -----------    -------------
ASSETS

Current
   Cash                                            $        --    $          --
   Receivables                                           2,445           10,511
   Prepaids                                              3,851            7,044
                                                   -----------    -------------
                                                         6,296           17,555
Capital assets                                          21,368          132,994
Goodwill                                                    --          149,235
                                                   -----------    -------------
                                                   $    27,664    $     299,784
                                                   ===========    =============

LIABILITIES

Current
   Bank indebtedness                               $        --    $      19,610
   Accounts payable and accruals                       384,229          181,710
   Promissory note                                      93,136           88,344
                                                   -----------    -------------
                                                       477,365          289,664
Convertible promissory notes                            73,716           73,716
                                                   -----------    -------------
                                                       551,081          363,380
                                                   -----------    -------------

SHAREHOLDERS DEFICIENCY

Capital stock (Note 3)
   Authorized:
     100,000,000 $0.001 par value common shares
   Issued:
      20,384,801 (2000: 15,384,801) common shares       20,385           15,385
Additional paid-in capital                           1,740,401        1,620,401
Share subscriptions received                           601,250          601,250
Accrued employee stock awards                          458,155          562,126
Deficit                                             (3,343,608)      (2,862,758)
                                                   -----------    -------------
Net shareholders equity                               (523,417)         (63,596)
                                                   -----------    -------------
                                                   $    27,664    $     299,784
                                                   ===========    =============

Continuance of operations (Note 1)

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(expressed in U.S. dollars)


                                          For the        For the         For the         For the        For the
                                      Period from    Nine Months     Nine Months    Three Months   Three Months
                                     Inception to          Ended           Ended           Ended          Ended
                                          Sept 30        Sept 30         Sept 30         Sept 30        Sept 30
                                             2001           2001            2000            2001           2000
                                      -----------    -----------     -----------     -----------    -----------
Revenue                               $     6,254    $     5,213     $        --     $        --    $       745
                                      -----------    -----------     -----------     -----------    -----------
Expenses
   Marketing
     Advertising                            5,710            246           1,675              --             28
     Computer and office                    2,925             --              --              --             --
     Consulting fees                       52,914          3,472              --              --             --
     Salaries and benefits                280,160         52,513         120,745           6,985         34,655
     Travel                                56,589          1,962          34,357             664          8,115
                                      -----------    -----------     -----------     -----------    -----------
                                          398,298         58,193         156,777           7,649         42,798
                                      -----------    -----------     -----------     -----------    -----------
   Product development
     Consulting fees                       76,389         21,266              --              --             --
     Salaries and benefits                595,962         73,203         254,101           7,656         88,299
     Travel                                39,878          1,131           3,878             265          1,538
     Test project                           8,772          8,772              --               0             --
                                      -----------    -----------     -----------     -----------    -----------
                                          721,001        104,372         257,979           7,921         89,837
                                      -----------    -----------     -----------     -----------    -----------
   General and administrative
     Advertising and promotion              2,196             --              --              --             --
     Bad debts                             25,681             --              --              --             --
     Bank charges and interest             25,398         12,340           2,610           4,316            126
     Communication                         44,632          8,210              --           3,383             --
     Computer and office supplies         107,993         10,114          29,220           1,607         15,158
     Consulting fees                      244,265             --              --              --             --
     Depreciation and amortization        242,869         66,653          67,007          21,845         22,195
     Employee relocation                    9,080             --              --              --             --
     Professional fees                    279,746         36,751          72,770           5,222         18,440
     Public company reporting              16,464         16,464          34,993           1,728         14,140
     Rent                                 103,898         29,612          35,130           8,771         10,278
     Salaries and benefits                233,402         51,302         256,735          13,383        207,027
     Stock award compensation             695,656       (103,971)        374,207         106,186        120,048
     Technical advisory board               9,926          5,035           2,747           2,160             --
     Travel                                21,542          1,066          16,147             480          7,955
     Write down of capital assets
     and goodwill (note 7)                189,922        189,922              --         189,922             --
                                      -----------    -----------     -----------     -----------    -----------
                                        2,252,670        323,498         891,566         359,003        415,367
                                      -----------    -----------     -----------     -----------    -----------
   Interest income                        (22,107)            --           6,773              --            745
                                      -----------    -----------     -----------     -----------    -----------
   Total expenses                       3,349,862        486,063       1,299,549         374,573        547,257
                                      -----------    -----------     -----------     -----------    -----------
Net (loss) earnings                   $(3,343,608)   $  (480,850)    $(1,299,549)    $  (374,573)   $  (547,257)
                                      ===========    ===========     ===========     ===========    ===========
Weighted average number of
   shares outstanding                                 17,930,589      15,194,800      20,711,469     15,194,800
                                                     ===========     ===========     ===========    ===========
(Loss)  earnings  per  share - basic
and diluted                                          $     (0.03)    $     (0.09)    $     (0.02)   $     (0.04)
                                                     ===========     ===========     ===========    ===========

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(expressed in U.S. dollars)


                                                                          For the        For the          For the
                                                                      Period from    Nine Months      Nine Months
                                                                     Inception to          Ended            Ended
                                                                          Sept 30        Sept 30          Sept 30
                                                                             2001           2001             2000
                                                                     ------------    -----------      -----------
Cash derived from (applied to)

   OPERATING
     Net loss                                                          $(3,343,608)    $(480,850)     $(1,299,549)
     Write-off of amount due from company controlled
       by a shareholder                                                     17,208            --               --
     Depreciation and amortization                                         242,869        66,653           67,007
     Write down of capital assets and goodwill (note 7)                    189,922       189,922               --
     Interest on promissory note                                             1,250            --               --
     Stock award compensation expense                                      695,656      (103,971)         374,207
     Shares issued for services rendered                                   111,938            --               --
     Change in non-cash operating working capital
       Receivables                                                          15,864         8,066            6,546
       Prepaids                                                             (3,851)        3,193          (10,952)
       Accounts payable and accruals                                       346,338       202,519          192,705
                                                                       -----------     ---------      -----------
                                                                        (1,726,414)     (114,468)        (670,036)
                                                                       -----------     ---------      -----------
   FINANCING
     Bank indebtedness                                                          --       (19,610)              --
     Shares issued for cash                                              1,258,691       125,000               --
     Promissory notes                                                      166,852         4,792           49,255
     Share subscriptions received                                          600,000            --          600,000
     Payment of promissory notes payable by subsidiary
       Company                                                            (127,373)           --               --
     Cash assumed on acquisition of subsidiary                              34,113            --               --
                                                                       -----------     ---------      -----------
                                                                         1,932,283       110,182          649,255
                                                                       -----------     ---------      -----------
   INVESTING
     Acquisition of capital assets                                        (192,947)           --          (51,407)
     Disposition of capital assets                                           4,286         4,286               --
     Advances to company controlled by a shareholder                       (17,208)           --              575
                                                                       -----------     ---------      -----------
                                                                          (205,869)        4,286          (50,832)
                                                                       -----------     ---------      -----------
Net increase (decrease) in cash                                                 --            --          (71,613)

Cash

   Beginning of period                                                          --            --          114,422
                                                                       -----------     ---------      -----------
   End of period                                                       $       Nil     $     Nil      $    42,809
                                                                       ===========     =========      ===========

NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS
   Stock award compensation expense                                    $   695,656     $(103,971)     $   110,068
   Shares issued under stock awards plan                               $   237,501     $      --      $        --
   Shares issued for services                                          $   111,938     $      --      $        --
   Shares issued to acquire subsidiary                                 $   152,656     $      --      $        --


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
Sept 30, 2001
--------------------------------------------------------------------------------

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

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
June 30, 2001
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

3.   RECEIVABLES

                                            June 30       December 31
                                               2001              2000
                                           --------       -----------

Receivables                                $ 15,588          $ 23,654
Allowance for doubtful accounts             (13,143)          (13,143)
                                           --------          --------
                                           $  2,445          $ 10,511
                                           ========          ========

--------------------------------------------------------------------------------

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

During 1999, the company made stock awards to nine employees aggregating 985,000 shares at a weighted average price of $1.25. Compensation under the plan has been charged to earnings over the vesting period. In the nine months ended September 30, 2001, 468,331 of these restricted stock awards were cancelled and the share certificates returned to the company. A recovery of previously recorded stock award compensation in the amount of $103,971 has been recorded as a net result of the cancellation of these stock awards and the termination of the employment of all remaining employees eligible to stock awards under the plan.

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

--------------------------------------------------------------------------------

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

7.   WRITE DOWN OF CAPITAL ASSETS AND GOODWILL

During the quarter, management determined that the Company's goodwill was impaired and accordingly wrote off this asset. The company's management also wrote down the Company's capital assets to an estimate of their net recoverable amount.

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

In December 2001 the Company's wholly owned subsidiary, NetMeasure Technology (Canada) Inc. liquidated all of its capital asset realizing $21,368. The monies realized will be used to retire the Company's payroll obligations to the Canadian government. Accordingly, the carrying value of its capital assets has been reduced its net recoverable amount.

As management concluded that the company's goodwill was impaired at September 30, 2001, it has been written off in the three month period ended September 30, 2001.

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

           COMPARISON OF FISCAL QUARTERS ENDING SEPTEMBER 30, 2001 and
                              SEPTEMBER 30, 2000.

During the fiscal quarter ending September 30, 2001 the Company had no revenues and a net loss of $374,573.

During the fiscal quarter ending September 30, 2001, the Company had total expenses of $374,573. For ease of comparison, contract fees paid to former employees were recorded as salaries and benefits. Most of the expenses during the quarter were related to salaries and benefits ($28,024), depreciation and amortization ($211,767), rent ($8,771) and stock award compensation ($106,186).

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

NETMEASURE TECHNOLOGY INC.



By   /s/ RANDY VOLDENG
     --------------------------------------------------------------
     RANDY VOLDENG, PRESIDENT

Date February 6, 2002


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

Date February 6, 2002



By   /s/ JEFF PLATO
     --------------------------------------------------------------
     JEFF PLATO, DIRECTOR AND VICE PRESIDENT

Date February 6, 2002