Form 10KSB
period 2001-12-31
NETMEASURE TECHNOLOGY INC
filed 2002-05-15
CIK 1073090

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

            |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

            |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________________ to _____________

                         Commission file number 0-27675

                           NetMeasure Technology Inc.
                 (Name of small business issuer in its charter)

                                       Nevada                                              86-0914695
              ------------------------------------------------          ----------------------------------
                  (State or other jurisdiction of                                   (I.R.S. Employer
                   Incorporation or Organization)                                 Identification No.)

         122 Howe Street,
         Victoria, British Columbia                                               V8V 4K4
         --------------------------------------------                             -------
              (Address of principal executive offices)                           (Zip Code)

                                 (250) 920-4833
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:      None.
                                                               --------------

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001
                                                              ---------------------------------------
                                                                           (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes      X          No
    --------------     -------------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for its most recent fiscal year were $5,084.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $178,000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
The number of shares outstanding of the issuer's common stock, as of Dec 31, 2001 was 21,179,800 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format: Yes            ; No     X
                                                    ----------    --------------

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

Because it was not able to secure the necessary financing to continue operations, on April 24, 2001 the Company announced that it entered into an agreement to sell all the assets of NetMeasure (Canada) to a private company, Tisai Inc. ("Tisai"), a Delaware corporation, whose CEO was a former Division Manager with Hewlett Packard. However, Tisai was unable to secure the necessary funds to complete the sale and the Company was forced to discontinue its development and marketing activities at the end of August 31, 2001.

The company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies. It is uncertain that the company will be able to continue as a going concern. At December 31, 2001, the company had minimal cash, no operations and only one employee, the company's CEO. Previously, the company's efforts were devoted primarily to product development of its first product, ProbeNET, which is a distributed network measurement software product.

As a result of not having the funds to continue to develop its technologies, the company has also been trying to sell its intellectual property for the past several months. However, it has been unsuccessful in achieving this objective and has written off goodwill associated with the technology.

Subsequent to the company's 2001 fiscal year end, the company has secured a small amount of funding, which has provided it with some time in which to find a merger partner. In addition, the company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates. The company's Board of Directors plans to continue its search to find another operating company with which to merge.

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

The first product for NetMeasure, ProbeNET, is a software package intended to run on multiple Windows NT servers to monitor, alert and manage corporate IP networks. However, the Company was unable to secure the necessary financing to complete the next stage of development and unable to find a purchaser for its intellectual property. As the company had no way of paying them, the company's product marketing and development team left at the end of August 2001 and NetMeasure (Canada) was forced to discontinue its development and product marketing activities.

The company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies. The company currently has no employees, no cash and considerable debt. It is uncertain that the company will be able to continue as a going concern.

                   MARKETING AND DISTRIBUTION OF NEW PRODUCTS

Due to lack of working capital, the Company has been forced to suspend its development and product marketing activities. The Company had planned to market ProbeNET through its own Internet site as well as a network of value-added resellers and international distributors.

                                   COMPETITION

In general, the development of network measurement software and hardware is intensely competitive. The Company competes with numerous other companies, including several major manufacturers and distributors. All of the Company's competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute measurement software and hardware that is substantially similar or superior to the Company's products. There is no assurance that the Company will be able to develop and sell products that have a competitive advantage in the market.


--------
* All dollar amounts in this annual report, including financial statements, are US Dollars unless otherwise indicated (e.g. "Cdn" for Canadian dollars).

ProbeNET Market Space

 Segment                         Description                                  Example
 -------------------------------------------------------------------------------------------------------------------------
 Software Packet Analysers       Protocol analysis engines that use           Network  Associates, Agilent (NSTD)
 Dispatch Tools                  promiscuous mode of standard NIC
 [Troubleshooting]               for NT/95 systems.
 -------------------------------------------------------------------------------------------------------------------------
 Service Level Monitoring Tools  Measures availability and performance of     What's Up Gold, Net IQ, Insoft, Ganymede,
                                 key network resources.                       Netboy; Firehunter
 -------------------------------------------------------------------------------------------------------------------------
 IDS [Intrusion Detection        Monitors network and/or servers for          ISS, Trident Data Systems, Network Security
 System]                         malicious behavior.                          Wizards
 -------------------------------------------------------------------------------------------------------------------------
 Network Management Tools        Extensive operations management systems      H-P OpenView, IBM/Tivoli, CA Unicenter,
 [Traffic Monitoring]            typically modeled after TMN model.           Nortel Optivity, Network Associates
                                                                              Distributed Sniffer
 -------------------------------------------------------------------------------------------------------------------------
 Network Performance Tools       Network infrastructure testing, isolation    Concord, Ganymede, Agilent (NMX), Lanquest,
 [Traffic Monitoring]            of problematic segments and network          NetScout
                                 visualization.
 -------------------------------------------------------------------------------------------------------------------------




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

                             RESEARCH & DEVELOPMENT

In 2001 the Company spent approximately $130,000 on product research and development activities. The Company estimates it will take approximately another $1.5M to $2.0M to develop and begin marketing a second-generation product that would allow the Company to reach profitability. Approximately $1M of the aforementioned estimate would need to be spent on research and development activities. Although the Company's first generation product is reliable and works well, it did not have the required functionality to make it a successful commercial product.

The most significant part of the Company's activities since the closing of the Share Purchase Agreement with NetMeasure (Canada) in February 1999 has been product development activities. Research and development activities ordinarily are not, but may be, paid for by customers.

                              INTELLECTUAL PROPERTY

The Company believes the intellectual property it developed was proprietary in nature but it was not patent protected. The Company attempts to protect its intellectual property through a combination of trade secret laws, non-disclosure agreements and similar means.

                                    EMPLOYEES

As of Dec 31, 2001, the Company's only employee was its President and CEO, who has been devoting his full time to the business of the Company.

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

ITEM 2.       DESCRIPTION OF PROPERTY.
The Company currently does not have any office space.

ITEM 3.       LEGAL PROCEEDINGS.
There are no material legal proceedings pending to which the Company is a party or to which any of its property is the subject.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None/Not Applicable.

                                     PART II
ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares. The shares of common stock are quoted and traded on the OTC Bulletin Board.

Dividends. The Company has not declared any dividends since inception and does not intend to declare or pay any cash dividends in the foreseeable future.

Holders. As of December 31, 2001 there were twenty-four holders of record of the Company's shares.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
As discussed in Note 1 to the financial statements, the company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds or merge with another company. This raises substantial doubt about its ability to continue as a going concern.

                                PLAN OF OPERATION

The year 2001 proved to be a disappointing year for NetMeasure. Despite management's best efforts, NetMeasure ran out of funds and employees began to depart in early 2001. Consequently, management was forced to try to find a buyer for the Company or its technology. On April 24, 2001 the Company entered into an agreement to sell all the assets of NetMeasure (Canada) to a private company, Tisai Inc., a Delaware corporation. These assets constituted substantially all the assets of the Company.

As a result of entering into the agreement with Tisai Inc., the Company was able to secure $125,000 in equity financing, which allowed it to rehire, on a contract basis, a few of NetMeasure (Canada)'s former employees and resume product development and market research activities. However, Tisai was unable to secure the necessary funds to complete the sale and the Company was forced to discontinue its development and marketing activities at the end of August 31, 2001.

As a result of not having the funds to continue to develop its technologies, the company has also been trying to sell its intellectual property. However, it has been unsuccessful in achieving this objective and has written off goodwill associated with the technology.

The company's Board of Directors plans to continue its search to find another operating company with which to merge. Subsequent to the company's 2001 fiscal year end, the Company has secured a small amount of funding, which has provided it with additional time and resources in which to find a merger partner. In addition, the company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates.

Comparison of fiscal years ended December 31, 2000 and December 31, 2001.

During the fiscal year ending December 31, 2001, the Company had $5,084 revenues and incurred a net loss of $19,060. Most of the expenses were related to: salaries, benefits and consulting fees $194,021; write-down of capital assets and goodwill $140,858; and, depreciation and amortization $76,267. Total expenses were $586,270 before a non-cash recovery of previously recorded stock award compensation in the amount of $562,126, which was recorded as a net result of the cancellation of these stock awards following the termination of the employment of all remaining employees eligible to stock awards under the plan.

During the fiscal year ending December 31, 2000, the Company had revenues of $1,041 and incurred a net loss of $1,503,517. The Company's primary activities during were related to business operations, i.e. product specification, product development, customer visits and field trials. Most of the expenses in 2000 were related to management and employee compensation of $1,035,164, including salaries, benefits and non-cash compensation. The non-cash compensation component was $411,962, which was the value of the current portion of the stock awards. Other significant expenses included depreciation and amortization $105,857; professional fees (legal, accounting) $105,034; rent $46,040; and external consulting fees $48,577.

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

Consolidated Statement of Shareholders Equity

Notes to the Consolidated Financial Statements

         INDEPENDENT AUDITORS' REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS



          To the Shareholders of
          NetMeasure Technology Inc.
             (A Development Stage Company)


          We have audited the consolidated balance sheets of NetMeasure Technology Inc. (A Development Stage Company) as at December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended and for the period from May 4, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1999 and for the period from May 4, 1998 (inception) to December 1999 were audited by other auditors who expressed an unqualified opinion in their report pertaining to such periods. Our opinion on the consolidated statements of operations and cash flows for the period from May 4, 1998 (inception) to December 31, 2001, insofar as it relates to amounts for prior periods through December 31, 1999, is based on the report of other auditors.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of NetMeasure Technology Inc. as at December 31, 2001 and 2000 and the results of its operations, its cash flows and its stockholders' equity for the years then ended and for the period from May 4, 1998 (inception) to December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

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






          Vancouver, Canada                               /s/ Grant Thornton LLP
          April 10, 2002                                  Chartered Accountants

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

December 31                                                                                     2001                 2000

                  Assets
Current
   Cash                                                                              $           1,627   $                 -
   Prepaids                                                                                          -                 7,044
   Receivables                                                                                  13,119                10,511
                                                                                         ---------------      --------------

                                                                                                14,746                17,555
Capital assets (net of accumulated depreciation of $Nil
   (2000:  $83,791)) (Note 3)                                                                        -               132,994
Goodwill (net of amortization of $Nil;  2000:  $92,767)                                              -               149,235
                                                                                         ---------------      --------------

                                                                                     $          14,746   $           299,784
                                                                                         ---------------      --------------
----------------------------------------------------------------------------------------------------------------------------

                  Liabilities
Current
   Bank indebtedness                                                                 $               -   $            19,610
   Accounts payable and accruals (Note 4)                                                      350,176               181,710
   Promissory notes (Note 5)                                                                   110,636                88,344
                                                                                         ---------------      --------------

                                                                                               460,812               289,664
Convertible promissory notes (Note 6)                                                           73,716                73,716
                                                                                         ---------------      --------------

                                                                                               534,528               363,380
                                                                                         ---------------      --------------

                  Shareholders' Deficiency
Capital stock (Note 7)
   Authorized:
     100,000,000 common shares at $0.001 par value
   Issued:
       20,384,801 shares (2000:  15,384,801)                                                    20,385                15,385
Additional paid-in capital                                                                   1,740,401             1,620,401
Share subscriptions                                                                            601,250               601,250
Accrued employee stock awards                                                                        -               562,126
Deficit accumulated during the development stage                                            (2,881,818)           (2,862,758)
                                                                                         ---------------      --------------

                                                                                              (519,782)              (63,596)
                                                                                         ---------------      --------------

                                                                                     $          14,746   $           299,784
                                                                                         ---------------      --------------
----------------------------------------------------------------------------------------------------------------------------


Continuance of Operations (Note 1)



        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)

                                                                             For the            For the            For the
                                                                         Period from               Year               Year
                                                                        Inception to              Ended              Ended
                                                                         December 31        December 31        December 31
                                                                                2001               2001               2000
------------------------------------------------------------------------------------------------------------------------------
Revenue                                                              $            6,125 $           5,084   $           1,041
                                                                         --------------     ---------------    ---------------

Expenses
   Marketing
     Advertising                                                                  5,862               398               3,967
     Computer and office                                                          3,479               554               2,925
     Consulting fees                                                             59,502            10,060                   -
     Salaries and benefits                                                      272,765            45,118             174,571
     Travel                                                                      56,088             1,461              38,297
                                                                         --------------     ---------------    ---------------

                                                                                397,696            57,591             219,760
                                                                         --------------     ---------------    ---------------
   Product development
     Consulting fees                                                             74,667            19,544                 216
     Salaries and benefits                                                      602,914            52,657             343,627
     Travel                                                                      25,888            14,639              32,915
                                                                         --------------     ---------------    ---------------

                                                                                703,469            86,840             376,758
                                                                         --------------     ---------------    ---------------
   General and administrative
     Advertising                                                                  2,196                 -               2,196
     Bad debts                                                                   25,681                 -              25,681
     Bank charges and interest                                                   30,888            17,830              12,584
     Communication                                                               45,717             9,295              15,180
     Computer and office supplies                                               107,993            10,114              23,351
     Consulting fees                                                            259,762            15,497              48,577
     Depreciation and amortization                                              252,483            76,267             105,857
     Employee relocation                                                          9,080                 -                   -
     Loss on disposition of capital assets                                       40,318            40,318                   -
     Professional fees                                                          284,193            41,198             105,034
     Rent                                                                       107,165            32,879              46,040
     Salaries and benefits                                                      233,245            51,145             105,004
     Stock award compensation (Note 7)                                          237,501          (562,126)            411,962
     Technical Advisory Board                                                     9,932             5,041               4,891
     Travel                                                                      21,873             1,397               8,563
     Write-down of capital assets and goodwill (Note 2)                         140,858           140,858                   -
                                                                         --------------     ---------------    ---------------
                                                                              1,808,885          (120,287)            914,920
                                                                         --------------     ---------------    ---------------
   Interest income                                                              (22,107)                -              (6,880)
                                                                         --------------     ---------------    ---------------
   Total expenses                                                             2,887,943            24,144           1,504,558
                                                                         --------------     ---------------    ---------------
Net loss                                                             $       (2,881,818)$         (19,060)  $      (1,503,517)
                                                                         --------------     ---------------    ---------------
Weighted average number of shares outstanding                                                  18,549,185          15,289,800
                                                                                            ---------------    ---------------
Loss per share - basic and diluted                                                      $           (0.01)  $           (0.10)
                                                                                            ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

                                                                             For the            For the            For the
                                                                         Period from               Year               Year
                                                                        Inception to              Ended              Ended
                                                                         December 31        December 31        December 31
                                                                                2001               2001               2000
------------------------------------------------------------------------------------------------------------------------------
Cash derived from (applied to)
   OPERATING
     Net loss                                                               $(2,881,818)         $ (19,060)       $(1,503,517)
     Write-off amount due from company controlled by
       a shareholder                                                             17,208                  -             17,208
     Loss on disposition of capital assets                                       40,318             40,318                  -
     Write-down of capital assets and goodwill                                  140,858            140,858                  -
     Depreciation and amortization                                              252,483             76,267            105,857
     Interest on promissory note, payable in shares (Note 5)                      1,250                  -              1,250
     Stock award compensation expense (recovery)                                237,501           (562,126)           411,962
     Shares issued for services rendered                                        111,938                  -                  -
     Change in non-cash operating working capital
       Prepaids                                                                       -              7,044                  -
       Receivables                                                                5,190             (2,608)              (549)
       Accounts payable and accruals                                            312,285            168,466            112,055
                                                                            -----------          ---------        -----------

                                                                             (1,762,787)          (150,841)          (844,082)
                                                                            -----------          ---------        -----------
   FINANCING
     Bank indebtedness                                                                -            (19,610)            19,610
     Promissory notes                                                           184,352             22,292            162,060
     Shares issued for cash                                                   1,258,691            125,000                  -
     Share subscriptions                                                        600,000                  -            600,000
     Cash assumed on acquisition of subsidiary                                   34,113                  -                  -
     Payment of promissory notes payable by subsidiary
       company (Note 5)                                                        (127,373)                 -                  -
                                                                            -----------          ---------        -----------

                                                                              1,949,783            127,682            781,670
                                                                            -----------          ---------        -----------
   INVESTING
     Acquisition of capital assets                                             (192,947)                 -            (52,010)
     Proceeds on disposition of capital assets                                   24,786             24,786                  -
     Advances to company controlled by a shareholder                            (17,208)                 -                  -
                                                                            -----------          ---------        -----------

                                                                               (185,369)            24,786            (52,010)
                                                                            -----------          ---------        -----------

Net increase (decrease) in cash                                                   1,627              1,627           (114,422)

Cash

   Beginning of period                                                                                                114,422
                                                                            -----------          ---------        -----------

   End of period                                                            $     1,627          $   1,627        $       Nil
                                                                            -----------          ---------        -----------

------------------------------------------------------------------------------------------------------------------------------

NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS:
   Stock award compensation expense (recovery)                              $   237,501          $(562,126)       $   411,962
   Shares issued under stock awards plan                                    $   237,501          $       -        $   237,501
   Shares issued for services                                               $   111,938          $       -        $         -
   Shares issued to acquire subsidiary                                      $   152,656          $       -        $         -

------------------------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(expressed in U.S. dollars)
From the Date of Incorporation to December 31, 2001 and 2000

                                                                    Common Shares
                                                              ---------------------------
                                                                                              Additional           Share
                                                                                                Paid-in         Subscriptions
                                                                    Shares       Amount         Capital            Received
                                                                    ------       ------         -------            --------
Common stock issued to officers for services rendered            1,000,000      $ 1,000      $        -            $      -
Common stock issued by offering at $.03125 per share             4,950,000        4,950         149,738                   -
Common stock issued by offering at $.03125 per share for
   services rendered                                             3,550,000        3,550         107,388                   -
Net loss for the period from inception to December 31,
   1998                                                                  -            -               -                   -
                                                                ----------      -------      ----------            --------
Balance, December 31, 1998                                       9,500,000        9,500         257,126                   -
Common stock issued for cash, net of issue costs of
   $33,247                                                         809,800          810         978,193                   -
Common stock issued at $.03125 per share on acquisition
   of NetMeasure Technology (Canada) Inc. (Note 5)               4,885,000        4,885         147,771                   -
Accrued employee stock awards                                            -            -               -                   -
Net loss for the year ended December 31, 1999                            -            -               -                   -
                                                                ----------      -------      ----------            --------
Balance, December 31, 1999                                      15,194,800       15,195       1,383,090                   -
Share subscriptions received                                             -            -               -             600,000
Bonus shares to be issued under convertible
  promissory note (Note 5)                                               -            -               -               1,250
Accrued employee stock awards                                            -            -               -                   -
Shares issued under employee stock award plan                      190,001          190         237,311                   -
Net loss for the year ended December 31, 2000                            -            -               -                   -
                                                                ----------      -------      ----------            --------
Balance, December 31, 2000                                      15,384,801       15,385       1,620,401             601,250
Common stock issued for cash at $0.025 per share                 5,000,000        5,000         120,000                   -
Accrued employee stock awards (Note 7)                                   -            -               -                   -
Net loss for the year ended December 31, 2001                            -            -               -                   -
                                                                ----------      -------      ----------            --------

Balance, December 31, 2001                                      20,384,801      $20,385      $1,740,401            $601,250
                                                                ==========      =======      ==========            ========

----------------------------------------------------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                                             Accrued             During
                                                             Employee            Develop
                                                          Stock Awards            Stage            Total
                                                          ------------            -----            -----

Common stock issued to officers for services rendered        $       -      $         -       $     1,000
Common stock issued by offering at $.03125 per share                 -                -           154,688
Common stock issued by offering at $.03125 per share for
   services rendered                                                 -                -           110,938
Net loss for the period from inception to December 31,
   1998                                                              -         (226,390)         (226,390)
                                                             ---------      -----------       -----------
Balance, December 31, 1998                                           -         (226,390)           40,236
Common stock issued for cash, net of issue costs of
   $33,247                                                           -                -           979,003
Common stock issued at $.03125 per share on acquisition
   of NetMeasure Technology (Canada) Inc. (Note 5)                   -                -           152,656
Accrued employee stock awards                                  387,665                -           387,665
Net loss for the year ended December 31, 1999                        -       (1,132,851)       (1,132,851)
                                                             ---------      -----------       -----------

Balance, December 31, 1999                                     387,665       (1,359,241)          426,709
Share subscriptions received                                         -                -           600,000
Bonus shares to be issued under convertible
  promissory note (Note 5)                                           -                -             1,250
Accrued employee stock awards                                  411,962                -           411,962
Shares issued under employee stock award plan                 (237,501)               -                 -
Net loss for the year ended December 31, 2000                        -       (1,503,517)       (1,503,517)
                                                             ---------      -----------       -----------
Balance, December 31, 2000                                     562,126       (2,862,758)          (63,596)
Common stock issued for cash at $0.025 per share                     -                -           125,000
Accrued employee stock awards (Note 7)                        (562,126)               -          (562,126)
Net loss for the year ended December 31, 2001                        -          (19,060)          (19,060)
                                                             ---------      -----------       -----------
Balance, December 31, 2001                                   $     Nil      $(2,881,818)      $  (519,782)
                                                             =========      ===========       ===========

---------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 2001 and 2000

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

The company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies. It is uncertain that the company will be able to continue as a going concern. At December 31, 2001, the company had minimal cash, no operations and only one employee, the company's CEO. Previously, the company's efforts were devoted primarily to product development of its first product, ProbeNET, which is a distributed network measurement software product.

As a result of not having the funds to continue to develop its technologies, the company has also been trying to sell its intellectual property for the past several months. However, it has been unsuccessful in achieving this objective and has written off goodwill associated with the technology.

Subsequent to the company's 2001 fiscal year end, the company has secured a minimal amount of funding, which has provided it with some time in which to find a merger partner. In addition, the company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates (Note 7). The company's Board of Directors plans to continue its search to find another operating company with which to merge.

These financial statements have been prepared on the basis that the company is a going concern. These financial statements do not include adjustments that would be necessary should the company be unable to continue as a going concern.

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the company and its wholly owned subsidiary, NetMeasure Technology (Canada) Inc. All intercompany transactions and balances have been eliminated.

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

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 2001 and 2000
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION

The company considers the U.S. dollar its functional currency.

Monetary assets and liabilities resulting from foreign currency transactions are translated into United States dollars using the year end conversion rates. Revenues, expenses, receipts and payments are translated throughout the year at exchange rates prevailing at the date of the transaction. Exchange gains and losses are included in earnings for the period. The accumulated effect of foreign currency translations on other comprehensive income are not material.

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
   Leasehold improvements                                             over the term of the lease

GOODWILL

Goodwill arose on the acquisition of the operations of NetMeasure Technology (Canada) Inc. and consisted of the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill was being amortized over five years. As the company has abandoned the development of the technology acquired from NetMeasure Technology (Canada) Inc., the associated goodwill has been written off.

TECHNOLOGY

The company capitalizes the acquisition costs of technologies when the technological feasibility has been established. All costs incurred for technology development are expensed as incurred.

FINANCIAL INSTRUMENTS

The company has financial instruments that include cash, receivables and payables and promissory notes and convertible promissory notes. It was not practicable to estimate the fair value of the promissory notes and convertible promissory notes.

The fair value of all other financial instruments approximates their recorded amounts.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 2001 and 2000
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTING FOR STOCK OPTIONS

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option to elect to expense the fair value of employee stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements and to provide pro forma disclosures of net earnings (loss) and, if presented, earnings (loss) per share, as if the above-referenced fair value method of accounting was used in determining compensation expense.

The company accounts for stock-based employee and director compensation arrangements in accordance with previously existing accounting pronouncements Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

EMPLOYEE STOCK AWARDS

The company uses the intrinsic value method to account for employee stock awards. The company records compensation expense for common stock awards rateably over the vesting period.

LOSS PER SHARE

The company follows SFAS No. 128, to calculate earnings per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. Potentially dilutive securities totalling 102,416,250 common shares have not been included in the calculation of fully diluted earnings per share as to do so would be antidilutive.

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

REVENUE RECOGNITION

The company recognizes software lease revenue as earned, evenly over the lease term.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 2001 and 2000
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS


SFAS 141 and 142


On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

   o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;
   o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;
   o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and
   o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

SFAS 143 and 144

In July 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management's preliminary assessment of these Statements is that they will not have a material impact on the company's financial position or results of operations.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 2001 and 2000
--------------------------------------------------------------------------------

3.   CAPITAL ASSETS                                                                                                   2001
                                                                                                                      ----
                                                                                           Accumulated                 Net
                                                                              Cost        Depreciation          Book Value
                                                                              ----        ------------          ----------
Computer hardware and software                                      $            -  $                -   $               -
Office equipment                                                                 -                   -                   -
Furniture and fixtures                                                           -                   -                   -
Leasehold improvements                                                           -                   -                   -
                                                                        -----------    -----------------    ----------------
                                                                    $          Nil  $              Nil   $             Nil
                                                                        -----------    -----------------    ----------------

During 2001, the company disposed of, or abandoned all of its capital assets.

                                                                                                                      2000
                                                                                                                      ----
                                                                                           Accumulated                 Net
                                                                              Cost        Depreciation          Book Value
                                                                              ----        ------------          ----------
Computer hardware and software                                      $      179,836  $           70,037   $         109,799
Office equipment                                                            14,351               4,165              10,186
Furniture and fixtures                                                       8,856               2,551               6,305
Leasehold improvements                                                      13,742               7,038               6,704
                                                                        -----------    -----------------    ----------------
                                                                    $      216,785  $           83,791   $         132,994
                                                                        -----------    -----------------    ----------------
----------------------------------------------------------------------------------------------------------------------------

4.   ACCOUNTS PAYABLE AND ACCRUALS                                                             2001                    2000
                                                                                               ----                    ----
Accounts payable                                                                $           167,651   $             82,623
Accruals                                                                                    182,525                 99,087
                                                                                   ------------------     ------------------
                                                                                $           350,176   $            181,710
                                                                                   ------------------     ------------------

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

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 2001 and 2000
--------------------------------------------------------------------------------

5.   PROMISSORY NOTES                                                                          2001                   2000
                                                                                               ----                   ----
 Due on December 1, 2000. This note bears interest at 10% per annum plus a bonus of 50,000 shares of capital stock. Under the loan agreement, the lender was entitled to receive options to acquire 50,000 additional shares at $0.10 per share if the note was presented for payment and was not paid on December 1,
   2000. The holder would also be entitled to receive options to acquire a further 50,000 shares at $0.10 per share if the loan was not paid by January
   2, 2001. Thereafter the option would double every 30 days. The bonus shares have been recorded as interest expense at an estimate of their fair value based on the Black-Scholes option pricing model, with the options having a fair value of $Nil.

   If the holder does have the right to receive the options, the holder would be entitled to receive options to acquire a further 50,000 shares at $0.10 per share as the note was not paid on January 2, 2001 and another 50,000 options since the note was not paid on February 1. Thereafter the options entitlement doubles every 30 days until the note is repaid. Assuming the noteholder is entitled to all options issuable under the terms of the note, as of December
   31, 2001, the noteholder held options to acquire
   102,400,000 shares. These options expire on Dec. 14th, 2002.                            $ 75,000                $75,000

Due on demand to the company's president:  Principal Cdn. $20,000;
   interest at 15% per annum; secured by a fixed and floating charge
   over the company's assets                                                                 13,106                 13,344

Due on demand:  Interest at 15% per annum; principal Cdn. $20,000.
   In addition to the interest on this note, at the noteholder's option, the company has committed to pay a bonus of 10,000 shares of
   the company or Cdn. $5,000 upon presentation                                              12,500                      -

Due on demand to the company's president:  Principal Cdn. $8,000;
   interest at 15% per annum; secured by a first charge on the
   company's assets                                                                           5,030                      -

Due on demand: Interest at 15% per annum; secured by a fixed and floating charge over the company's assets. In addition to the interest on this note, at the noteholder's option, the company has committed to pay a bonus of 10,000
   shares of the company or $1,000 upon presentation of this note for payment                 5,000                      -
                                                                                           --------                -------
                                                                                           $110,636                $88,344
                                                                                           --------                -------

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 2001 and 2000
--------------------------------------------------------------------------------

6.   CONVERTIBLE PROMISSORY NOTES                                                              2001                    2000
                                                                                               ----                    ----

Promissory note payable September 7, 2002 bearing interest at 10% per annum, convertible into shares at $2.00 per share solely at the
   company's discretion at any time before maturity                             $            49,255   $             49,255
Promissory notes payable October 4, 2002 bearing interest at 10%
   per annum, convertible into shares at $1.50 per share solely at the
   company's discretion at any time before maturity                                          24,461                 24,461
                                                                                   ------------------     ------------------
                                                                                $            73,716   $             73,716
                                                                                   ------------------     ------------------
----------------------------------------------------------------------------------------------------------------------------

7.   CAPITAL STOCK

RESTRICTED SECURITIES

Of the issued and outstanding shares, 10,885,000 shares are restricted securities as defined under the Securities Act of 1933 and in the future may be sold only in compliance with Rule 144 of the Act, pursuant to a registration statement filed under the Act or applicable exemptions from registration.

1999 STOCK AWARDS PLAN

The company has authorized 1,519,480 shares of common stock for issuance to eligible employees. The Plan authorizes the company to grant to eligible participants of the company and its subsidiary, deferred stock awards.

During 1999, the company made stock awards to nine employees aggregating 985,000 shares at a weighted average price of $1.25. Compensation under the plan has been charged to earnings over the vesting period. In the year ended December 31, 2001, all unissued restricted stock awards were cancelled and the share certificates returned to the company. A recovery of previously recorded stock award compensation in the amount of $562,126 has been recorded as a net result of the cancellation of these stock awards following the termination of the employment of all remaining employees eligible to stock awards under the plan.

STOCK OPTION PLAN

The company has instituted a stock option plan under which members of the company's technical advisory board may be granted options to acquire the common shares. These options are exercisable at $2 per share until March 1, 2002.

At December 31, 2001, the company had granted 16,250 options under this plan. As the stock based compensation expense related to these options is not material, no such expense has been recorded in these financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
December 31, 2001 and 2000
--------------------------------------------------------------------------------

7.   CAPITAL STOCK (Continued)

SHARE SUBSCRIPTIONS

                                                               2001                        2000
                                                               ----                        ----
                                                         Number                      Number
                                                       of Shares      Amount       of Shares      Amount
                                                       ---------     --------      ---------     --------
Units issued at $2.00 per unit. Each unit
   consists of one common share and one
   share purchase warrant that entitles the
   unitholder to purchase a share of the
   company's common stock for $2.50. The
   warrants expire on  March 1, 2002                    300,000      $600,000       300,000      $600,000
Bonus shares issuable in connection with
   $75,000 promissory note (Note 5)                      50,000         1,250        50,000         1,250
                                                        -------      --------       -------      --------
                                                        350,000      $601,250       350,000      $601,250
                                                        -------      --------       -------      --------
-----------------------------------------------------------------------------------------------------------------------------

SHARE CONSOLIDATION

On March 18, 2002, the Board of Directors authorized a 1 for 50 reverse stock split. Effective April 8, 2002, one new share of common stock was issued for each 50 shares of previously issued and outstanding common stock.
--------------------------------------------------------------------------------

8.   INCOME TAXES

At December 31, 2001, the company has significant operating losses and other undeducted amounts for tax purposes that may be offset against future taxable income. The future income tax asset arising from these items has been reduced to $Nil by a valuation allowance due to uncertainties regarding the utilization of the future income tax assets.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The directors and executive officers of the Company are:

         NAME                AGE     PRINCIPAL OCCUPATION
         ----                ---     --------------------
         Randy Voldeng       53      Director, President and Chief Executive
                                     Officer of NetMeasure and NetMeasure
                                     (Canada)

         Jeff Plato          38      Director and Vice President of NetMeasure
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

JEFF PLATO is a director and Vice President of NetMeasure and NetMeasure (Canada), since December 1999. Mr. Plato is employed as Business Development Manager at Greenlight Power Technologies. Mr. Plato formerly worked fulltime for NetMeasure from February 1999 to August 2001, serving as the Company's Product General Manager. In 1998, he was Director of Customer Operations at Total Control Software, a division of General Electric's GE-Fanuc subsidiary, which provides automation software and hardware for the industrial automation industry; he was responsible for production, quality, customer support, training, and IT for the one hundred twenty (120) person Canadian operations. In 1997, Mr. Plato was in charge of overall marketing responsibilities for a portfolio of test and measurement products for the IDACOM division of HP; from 1992 to 1994, he was in charge of worldwide sales and support for the same division. He also spent two (2) years in Europe, where he managed business development of IDACOM products. In total, Mr. Plato worked for IDACOM Electronics Ltd. and the IDACOM Hewlett-Packard division for twelve (12) years, from 1985 to 1997, in various roles including engineering, supporting, selling and marketing network measurement equipment, including the Broadband Series protocol analyzers. Mr. Plato has a degree in Computer Engineering.

By virtue of his positions and beneficial ownership of shares, Mr. Voldeng may be deemed a "control person" and a "parent" of the Company, within the definition of those terms in Rule 12b-2 of the Securities Exchange Act of 1934.

ITEM 10.      EXECUTIVE COMPENSATION.
Neither Mr. Voldeng, the Chief Executive Officer, nor any other executive officer of the Company received compensation (total salary and bonus) in excess of US $100,000 in any fiscal year since inception. In 2001 Mr. Voldeng, Chief Executive Officer, received $15,625 and Jeff Plato, Vice President and Product General Manager, received $13,020 prior to leaving the Company on August 31, 2001.

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

         NAME OF                                     AMOUNT AND NATURE OF               PERCENT
         BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP               OF CLASS
         ----------------                            --------------------               --------
         Nolene Campbell                             5,000,000 Shares                     23.6%
         County Monaghan,
         Ireland

         * Randy Voldeng                             2,922,500 Shares                     13.8%
         122 Howe Street
         Victoria, BC  V8V 4K4

         Dragos Ruiu                                 2,442,500 Shares                     11.5%
         370-1122 Mainland Street
         Vancouver, BC  V6B 5L1

         * Jeff Plato                                150,000 Shares                        0.7%
         353 West 26th Street
         North Vancouver, BC  V7N 2G7

Officers & Directors as a group                      3,072,500 Shares                     14.5%

* Officer or Director

As of December 31, 2001, Mr. Brent Wolverton, as described in Note 5 of the Company's financial statements, has options to acquire up to 102,400,000 common shares at a price of $0.10 per share. On a post-consolidated basis, the options are priced at $5.00 per share. Should Mr. Wolverton exercise all his options at a cost of $10,240,000, the total shares outstanding of the Company would increase to 123,579,800 with Mr. Wolverton owning 82.86% of the total outstanding. Mr. Wolverton has not exercised any options since being granted option rights in December of 2000. These options expire on December 14th, 2002 and cannot be exercised after that date.

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

NetMeasure (Canada) entered into an option agreement dated September 10, 1998, amended by an agreement with NetMeasure, with Dragostech.com Inc., a company controlled by Mr. Ruiu, to obtain the related rights and equipment for an internet protocol tester known as TestBOT for $50,000 in cash and 500,000 common shares of NetMeasure. This option has not been exercised not is it likely to be exercised.

The Company has no formal policy, procedure or method concerning transactions with related or interested persons other than that any such transactions be fair to the Company and, where appropriate, be approved by a majority of disinterested directors or shareholders.

ITEM 13.      EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this annual report:

EXHIBIT
   NO.                                     DESCRIPTION
   ---                                     -----------

2(a)          Corporate Charter of Powertech, Inc....................................................    *
2(a)(1)       Articles of Amendment of Articles of Incorporation.....................................    *
2(b)          By-Laws of Powertech, Inc. ............................................................    *
6(b)          Non- Competition Agreement dated February 12, 1999 between Randy
              Voldeng and NETSentry Technology Inc...................................................    *
6(e)          Assignment Agreement dated December 23, 1998 between Dragos Ruiu
              and Dragostech.com Inc. and NETSentry Technology Inc. .................................    *
6(g)          Asset Purchase and Sale Agreement made August 1998 between
              Dragostech.com Inc. and NETSentry Technology Inc. .....................................    *

* INCORPORATED BY REFERENCE TO THE SAME EXHIBIT NUMBER IN THE REGISTRANT'S FORM 10-SB, AS AMENDED, FILE NUMBER 0-27675.

(b) Reports on Form 8-K. There were material Form 8-K filings in 2001 and 2002, as noted below.

    DATE                                    DESCRIPTION
    ----                                    -----------
May 9, 2001                                 Sale of Assets
August 28, 2001                             Sale of Assets
April 8, 2002                               Reverse Stock Split

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC.


By                /S/ RANDY VOLDENG
   ------------------------------------------------
         RANDY VOLDENG, PRESIDENT

Date              April 30, 2002
         -----------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. NETMEASURE TECHNOLOGY INC.


By                /S/ RANDY VOLDENG
   ---------------------------------------------------
         RANDY VOLDENG, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER (Principal Executive Officer and Principal Financial Officer)

Date              April 30, 2002
         -----------------------


By                /S/ JEFF PLATO
   --------------------------------------------
         JEFF PLATO, DIRECTOR AND VICE PRESIDENT

Date              April 30, 2002
         -----------------------