Form 10QSB
period 2002-03-31
NETMEASURE TECHNOLOGY INC
filed 2002-05-22
CIK 1073090

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002
                                         ______________


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _________________ to _________________


                           Commission file number          0-27675
                                                  _____________________________

                           NetMeasure Technology Inc.
        ________________________________________________________________
        Exact name of small business issuer as specified in its charter)


            Nevada                                       86-0914695
_________________________________             __________________________________
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)


              122 Howe Street, Victoria, British Columbia, V8V 4K4
              ____________________________________________________
                    (Address of principal executive offices)


                                  250-920-4833
                          ___________________________
                          (Issuer's telephone number)


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not Applicable

================================================================================

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of March 31, 2001 was 21,179,800, which includes 468,331 shares that will be returned to treasury and cancelled. Effective April 8, 2002, the company had a reverse stock split and one new share of common stock was issued for each 50 shares of previously issued and outstanding common stock. On a post reverse split basis, the number of common shares outstanding is 423,596.

________________________________________________________________________________


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


CONTENTS

Consolidated Balance Sheet - Unaudited

Consolidated Statement of Operations - Unaudited

Consolidated Statement of Cash Flows - Unaudited

Notes to the Unaudited Consolidated Financial Statements

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET - UNAUDITED
(expressed in U.S. dollars)


                                                                                          March 31     December 31
                                                                                              2002            2001
--------------------------------------------------------------------------------------------------------------------

                  Assets
Current
   Cash                                                                                  $     5,715   $     1,627
   Receivables                                                                                 3,340        13,119
                                                                                         -----------   -----------

                                                                                               9,055        14,746
Deferred acquisition costs                                                                    66,500            --

                                                                                         -----------   -----------

                                                                                         $    75,555   $    14,746
                                                                                         ===========   ===========

--------------------------------------------------------------------------------------------------------------------

                  Liabilities
Current
   Accounts payable and accruals                                                         $   365,897   $   350,176
   Promissory notes                                                                          110,636       110,636
   Current portion of convertible promissory notes (Note 3)                                   80,000            --
                                                                                         -----------   -----------

                                                                                             556,533       460,812
Convertible promissory notes                                                                  73,716        73,716
                                                                                         -----------   -----------

                                                                                             630,249       534,528
                                                                                         -----------   -----------

                  Shareholders' Deficiency
Capital stock (Note 7)
   Authorized:
     100,000,000 common shares at $0.001 par value
   Issued:
       20,711,469 shares (2001: 20,384,801)                                                   20,712        20,385
Additional paid-in capital                                                                 1,741,708     1,740,401
Share subscriptions                                                                          601,250       601,250
Deficit accumulated during the development stage                                          (2,918,364)   (2,881,818)
                                                                                         -----------   -----------

                                                                                            (554,694)     (519,782)
                                                                                         -----------   -----------

                                                                                         $    75,555   $    14,746
                                                                                         ===========   ===========

------------------------------------------------------------------------------------------------------------------




   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(expressed in U.S. dollars)


                                                                     For the          For the            For the
                                                                 Period from     Three Months       Three Months
                                                                Inception to            Ended              Ended
                                                                    March 31         March 31           March 31
                                                                        2002             2002               2001
----------------------------------------------------------------------------------------------------------------


Revenue                                                         $      6,125                        $      5,154
                                                                ------------     ------------       ------------
Expenses
   Marketing
     Advertising                                                       5,862               --                 --
     Computer and office                                               3,479               --                 --
     Consulting fees                                                  59,502               --              3,472
     Salaries and benefits                                           272,765               --             34,042
     Travel                                                           56,088               --                368
                                                                ------------     ------------       ------------
                                                                     397,696               --             37,882
                                                                ------------     ------------       ------------
   Product development

     Consulting fees                                                  74,667               --             21,266
     Salaries and benefits                                           602,914               --             33,729
     Travel                                                           25,888               --                866
                                                                ------------     ------------       ------------
                                                                     703,469               --             55,861
                                                                ------------     ------------       ------------
   General and administrative

     Advertising and promotion                                         2,196               --                 --
     Bad debts                                                        25,681               --                 --
     Bank charges and interest                                        34,154            3,266              7,412
     Communication                                                    45,717               --              4,827
     Computer and office supplies                                    109,552            1,559              2,693
     Consulting fees                                                 259,762               --             10,060
     Depreciation and amortization                                   252,483               --             29,412
     Employee relocation                                               9,080               --                 --
     Loss on disposition of capital assets                            40,318               --                 --
     Professional fees                                               298,175           13,982             27,348
     Rent                                                            107,165               --             10,105
     Salaries and benefits                                           250,984           17,739             21,726
     Stock award compensation                                        237,501               --            107,457
     Technical advisory board                                          9,932               --              2,875
     Travel                                                           21,873               --                586
     Write-down of capital assets and goodwill                       140,858               --                 --
                                                                ------------     ------------       ------------
                                                                   1,845,431           36,546            224,501
                                                                ------------     ------------       ------------

Interest income                                                      (22,107               --                 --
                                                                ------------     ------------       ------------

   Total expenses                                                  2,924,489           36,546            318,244
                                                                ------------     ------------       ------------

Net loss                                                        $  2,918,364     $    (36,546)      $   (313,090)
                                                                ============     ============       ============

Weighted average number of shares outstanding                                      20,711,469         15,384,801
                                                                                 ============       ============
Loss per share - basic and diluted                                               $      (0.01)      $      (0.02)
                                                                                 ============       ============

----------------------------------------------------------------------------------------------------------------

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(expressed in U.S. dollars)


                                                                        For the            For the           For the
                                                                    Period from       Three Months      Three Months
                                                                   Inception to              Ended             Ended
                                                                       March 31           March 31          March 31
                                                                           2002               2002              2001
--------------------------------------------------------------------------------------------------------------------


Cash derived from (applied to)

   OPERATING
     Net loss                                                       $(2,918,364)          $(36,546)        $(313,090)
     Write-off of amount due from company controlled
       by a shareholder                                                  17,208                 --                --
     Loss on disposition of capital assets                               40,318                 --                --
     Write-down of capital assets and goodwill                          140,858                 --                --
     Depreciation and amortization                                      252,483                 --            19,620
     Interest on promissory notes                                         1,250                 --                --
     Stock award compensation expense                                   239,135              1,634           107,457
     Shares issued for services rendered                                111,938                 --                --
     Change in non-cash operating working capital
       Receivables                                                       14,969              9,779             9,326
       Prepaids                                                              --                 --             2,190
       Accounts payable and accruals                                    328,006             15,721           169,946
                                                                    -----------           --------         ---------
                                                                     (1,772,199)            (9,412)           (4,551)
                                                                    -----------           --------         ---------
   FINANCING
     Bank indebtedness                                                       --                 --           (11,457)
     Promissory notes                                                   264,352             80,000            16,008
     Shares issued for cash                                           1,258,691                 --                --
     Share subscriptions received                                       600,000                 --                --
     Cash assumed on acquisition of subsidiary                           34,113                 --                --
     Payment of promissory notes payable by
       subsidiary company                                               127,373                 --                --
                                                                    -----------           --------         ---------
                                                                      2,284,529             80,000             4,551
                                                                    -----------           --------         ---------
   INVESTING
     Deferred acquisition costs                                         (66,500)           (66,500)               --
     Acquisition of capital assets                                     (192,947)                --                --
     Proceeds on disposition of capital assets                           24,786                  -
     Advances to company controlled by a shareholder                    (17,208)                --                --
                                                                    -----------           --------         ---------
                                                                       (251,869)           (66,500)               --
                                                                    -----------           --------         ---------

Net increase in cash                                                      5,715              4,088                --

Cash

   Beginning of period                                                       --              1,627                --
                                                                    -----------           --------         ---------
   End of period                                                    $     5,715           $  5,715         $     Nil
                                                                    ===========           ========         =========

--------------------------------------------------------------------------------------------------------------------

NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS

   Stock award compensation expense                                 $   239,135           $  1,634         $ 107,457
   Shares issued under stock awards plan                            $   237,501           $     --         $      --
   Shares issued for services                                       $   111,938           $     --         $      --
   Shares issued to acquire subsidiary                              $   152,656           $     --         $      --

--------------------------------------------------------------------------------------------------------------------

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

Notes to the Unaudited Consolidated Financial Statements

(expressed in U.S. dollars)
March 31, 2002

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

The company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies. It is uncertain that the company will be able to continue as a going concern. At March 31, 2002, the company had minimal cash, no operations and only one employee, the company's CEO. Previously, the company's efforts were devoted primarily to product development of its first product, ProbeNET, which is a distributed network measurement software product.

As a result of not having the funds to continue to develop its technologies, the company has also been trying to sell its intellectual property for the past several months. However, it has been unsuccessful in achieving this objective and has written off goodwill associated with the technology.

During the three months ended March 31, 2002, the company has secured a minimal amount of funding, which has provided it with some time in which to find a merger partner. The company has also entered into "lock-up" agreements that may result in the company acquiring another company. There can be no assurance that these negotiations will be successfully concluded.

Subsequent to March 31, 2002, the company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates.

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the years ended December 31, 2001 and 2000 included in the company's Annual Report on Form 10-KSB.

DEFERRED ACQUISITION COSTS

Deposits paid in connection with potential acquisitions currently being negotiated have been deferred. These costs will be treated as a cost of acquisition and will be allocated to the net tangible assets acquired when the acquisition(s) are recorded. Should the acquisition(s) not be successfully concluded, these deposits will be written off at that time.

CONSOLIDATION

These financial statements include the accounts of the company and its wholly-owned subsidiary, NetMeasure Technology (Canada) Inc.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant effect on the financial statements.

SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

--------------------------------------------------------------------------------

3. CONVERTIBLE PROMISSORY NOTES

During the three months ended March 31, 2002, the company obtained financing under several promissory notes that are convertible into the company's common shares at a price of $0.005 per share. The promissory notes are unsecured, bear interest at 15% per annum, and are repayable one year after their issuance.

--------------------------------------------------------------------------------

4.   CAPITAL STOCK

SHARE CONSOLIDATION

On March 18, 2002, the Board of Directors authorized a 1 for 50 reverse stock split. Effective April 8, 2002, one new share of common stock was issued for each 50 shares of previously issued and outstanding common stock. All shares disclosed in these financial statements are expressed at the pre-consolidation amounts.

RESTRICTED SECURITIES

Of the issued and outstanding shares, 5,885,000 shares are restricted securities as defined under the Securities Act of 1933 and in the future may be sold only in compliance with Rule 144 of the Act, pursuant to a registration statement filed under the Act, or other applicable exemptions from registration thereunder.

1999 STOCK INCENTIVE PLAN

The company had authorized 1,519,480 shares of common stock for issuance to eligible employees. The Plan authorized the company to grant to eligible participants of the company and its subsidiary, deferred stock awards.

During 1999, the company made stock awards to nine employees aggregating 985,000 shares at a weighted average price of $1.25. Compensation under the plan has been charged to earnings over the vesting period. In the year ended December 31, 2001, all unissued restricted stock awards were cancelled and the share certificates returned to the company. A recovery of previously recorded stock award compensation in the amount of 562,126 has been recorded as a net result of the cancellation of these stock awards following the termination of the employment of all remaining employees eligible to stock awards under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds or merge with another company. This raises substantial doubt about its ability to continue as a going concern.

                                PLAN OF OPERATION

As a result of running out of funding, the company was forced to discontinue its development and marketing activities at the end of August 31, 2001. As a result of not having the funds to continue to develop its technologies, the company tried for several months to find a buyer for its intellectual property. However, it was unsuccessful in achieving this objective and wrote off goodwill associated with the technology in 2001.

The company's Board of Directors plans to continue its search to find another operating company with which to merge. In the three months ended March 31, 2002 the company secured a small amount of funding, which has provided it with additional time and resources in which to find a merger partner. In addition, the company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates. The company is currently in early stage discussions with potential merger candidates and has entered into "lock-up" agreements that could result in the company acquiring another business. However, there can be no assurance that these negotiations will be successfully concluded.

     COMPARISON OF FISCAL QUARTERS ENDED MARCH 31, 2001 and MARCH 31, 2002

During the fiscal quarter ending March 31, 2002, the company had no revenues and incurred a net loss of $34,912. The company's primary activities during the quarter were related to financing and merger discussions.

During the fiscal quarter ending March 31, 2001 the Company had revenues of $5,154 and incurred a net loss of $313,090. The company's primary activities during this quarter were related to securing financing, finding a purchaser for the company and/or its technology, and discussions/negotiations with creditors and former employees. Most of the expenses were related to salaries and benefits ($196,954). Other significant expenses included depreciation and amortization $29,412; professional fees (legal, accounting) $27,348; and consulting fees $34,798.

                          PART II -- OTHER INFORMATION

Other than Item 5, all other items are inapplicable or the answer is negative.

ITEM 5.  OTHER EVENTS

On May 16, 2002, Jeff Plato resigned as a Director and Vice President of the Company. Relations between the Company and Mr. Plato continue to be positive. Mr. Ryan Henning was appointed to the Company's Board of Directors on May 18, 2002, replacing Mr. Plato. Mr. Henning will also serve as the Company's Vice-President and Secretary.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC.


By                /S/ RANDY VOLDENG
    -----------------------------------------
              RANDY VOLDENG, PRESIDENT

Date     March 21, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC.


By                          /S/ RANDY VOLDENG
    -------------------------------------------------------------------
       RANDY VOLDENG, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER
        (Principal Executive Officer and Principal Financial Officer)

Date     March 21, 2002


By                /S/ RYAN HENNING
    ----------------------------------------------
       RYAN HENNING, DIRECTOR AND VICE PRESIDENT

Date     March 21, 2002