Form 10QSB
period 2002-06-30
NETMEASURE TECHNOLOGY INC
filed 2002-09-24
CIK 1073090

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended      June 30, 2002
                                           -----------------------


[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from              to
                                           ------------    ------------


               Commission file number           0-27675
                                      ---------------------------


                           NetMeasure Technology Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                  Nevada                                     86-0914695
     --------------------------------                    -------------------
      (State or other jurisdiction                         (IRS Employer
     of incorporation or organization)                   Identification No.)


              122 Howe Street, Victoria, British Columbia, V8V 4K4
              ----------------------------------------------------
                    (Address of principal executive offices)


                                  250-920-4833
                          ---------------------------
                          (Issuer's telephone number)


 ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of June 30,2002 was 423,596, which includes 9,366 shares that will be returned to treasury and cancelled.

================================================================================

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

Consolidated Statement of Operations -- Unaudited

Consolidated Statement of Cash Flows -- Unaudited

Notes to the Unaudited Consolidated Financial Statements

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
(expressed in U.S. dollars)

                                                               JUNE 30      December 31
                                                                  2002             2001
---------------------------------------------------------------------------------------
                                                           (unaudited)
ASSETS

Current
   Cash                                                    $     2,977      $     1,627
   Receivables                                                   3,340           13,119
                                                           -----------      -----------
                                                           $     6,317      $    14,746
                                                           ===========      ===========

---------------------------------------------------------------------------------------

LIABILITIES

Current
   Accounts payable and accruals                           $   377,202      $   350,176
   Promissory notes                                            110,636          110,636
   Convertible promissory notes (Note 3)                       102,369           73,716
                                                           -----------      -----------
                                                               590,207          534,528
                                                           -----------      -----------

SHAREHOLDERS' DEFICIENCY

Capital stock (Note 4)
   Authorized:
     100,000,000 common shares at $0.001 par value
   Issued:
     414,230 shares (2001: 407,696)                                414              408
Additional paid-in capital                                   1,762,006        1,760,378
Share subscriptions                                            601,250          601,250
Deficit accumulated during the development stage            (2,947,560)      (2,881,818)
                                                           -----------      -----------
                                                              (583,890)        (519,782)
                                                           -----------      -----------
                                                           $     6,317      $    14,746
                                                           ===========      ===========

---------------------------------------------------------------------------------------

Continuance of Operations (Note 1)


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS -- UNAUDITED
(expressed in U.S. dollars)

                                           For the        For the        For the        For the       For the
                                       Period from     Six Months     Six Months   Three Months  Three Months
                                      Inception to          Ended          Ended          Ended         Ended
                                           June 30        June 30        June 30        June 30       June 30
                                              2002           2002           2001           2002          2001
-------------------------------------------------------------------------------------------------------------
Revenue                                $     6,125       $     --      $   5,213      $     --      $      59
                                       -----------       --------      ---------      --------      ---------
Expenses
   Marketing
     Advertising                             5,862             --            246            --            246
     Computer and office                     3,479             --             --            --             --
     Consulting fees                        59,502             --          3,472            --             --
     Salaries and benefits                 272,765             --         45,528            --         11,486
     Travel                                 56,088             --          1,298            --            930
                                        ----------       --------      ---------      --------      ---------
                                           397,696             --         50,544            --         12,662
                                        ----------       --------      ---------      --------      ---------
   Product development
     Consulting fees                        74,667             --         30,038            --          8,772
     Salaries and benefits                 602,914             --         65,547            --         31,818
     Travel                                 25,888             --            866            --             --
                                        ----------       --------      ---------      --------      ---------
                                           703,469             --         96,451            --         40,590
                                        ----------       --------      ---------      --------      ---------
   General and administrative
     Advertising and promotion               2,196             --             --            --             --
     Bad debts                              25,681             --             --            --             --
     Bank charges and interest              37,433          6,545          8,024         3,279            612
     Communication                          45,717             --          4,827            --             --
     Computer and office supplies          109,816          1,823          8,507           264          5,814
     Consulting fees                       259,762             --             --            --             --
     Depreciation and amortization         252,483             --         44,808            --         15,396
     Employee relocation                     9,080             --             --            --             --
     Forgiveness of debt                   (66,500)       (66,500)                     (66,500)
     Loss on disposition of capital
       assets                               40,318             --             --            --             --
     Professional fees                     319,042         34,849         46,265        20,867          8,857
     Rent                                  107,165             --         20,841            --         10,736
     Salaries and benefits                 255,770         22,525         37,919         4,786         16,193
     Stock award compensation              237,501             --       (210,157)           --       (317,614)
     Technical advisory board                9,932             --          2,875            --             --
     Travel                                 21,873             --            586            --             --
     Write-down of capital assets
       and goodwill                        140,858             --             --            --             --
     Write-off of deferred
       acquisition costs (Note 5)           66,500         66,500             --        66,500             --
                                        ----------       --------      ---------      --------      ---------
                                         1,874,627         65,742        (35,505)       29,196       (260,006)
                                        ----------       --------      ---------      --------      ---------
   Interest income                         (22,107)            --             --            --             --
                                        ----------       --------      ---------      --------      ---------
   Total expenses                        2,953,685         65,742        111,490        29,196       (206,754)
                                        ----------       --------      ---------      --------      ---------
Net (loss) earnings                    $(2,947,560)      $(65,742)     $(106,277)     $(29,196)     $ 206,813
                                       ===========       ========      =========      ========      =========
Weighted average number of
   shares outstanding                                     414,230        333,663       414,230        359,344
                                                         ========      =========      ========      =========
(Loss) earnings per share -- basic
   and diluted                                          $   (0.16)     $   (0.32)     $  (0.07)     $   (0.58)
                                                         ========      =========      ========      =========

-------------------------------------------------------------------------------------------------------------


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS -- UNAUDITED
(expressed in U.S. dollars)

                                                                      For the        For the       For the
                                                                  Period from     Six Months    Six Months
                                                                 Inception to          Ended         Ended
                                                                      June 30        June 30       June 30
                                                                         2002           2002          2001
----------------------------------------------------------------------------------------------------------
Cash derived from (applied to)

   OPERATING
     Net loss                                                     $(2,947,560)      $(65,742)    $(106,277)
     Write-off of amount due from company controlled
       by a shareholder                                                17,208             --            --
     Loss on disposition of capital assets                             40,318             --            --
     Write-down of capital assets and goodwill                        140,858             --            --
     Depreciation and amortization                                    252,483             --        44,808
     Interest on promissory notes                                       1,250             --            --
     Stock award compensation expense                                 239,135          1,634      (210,157)
     Shares issued for services rendered                              111,938             --            --
     Forgiveness of debt                                              (66,500)       (66,500)
     Write-off of deferred acquisition costs                           66,500         66,500            --
     Change in non-cash operating working capital                                         --            --
       Receivables                                                     14,969          9,779       (13,123)
       Prepaids                                                            --             --         2,866
       Accounts payable and accruals                                  339,311         27,026       220,737
                                                                  -----------       --------     ---------
                                                                   (1,790,090)       (27,303)      (61,146)
                                                                  -----------       --------     ---------
   FINANCING
     Bank indebtedness                                                     --             --       (19,610)
     Promissory notes                                                 279,505         95,153        21,008
     Shares issued for cash                                         1,258,691             --       125,000
     Share subscriptions received                                     600,000             --            --
     Cash assumed on acquisition of subsidiary                         34,113             --            --
     Payment of promissory notes payable by subsidiary
       Company                                                       (127,373)            --            --
                                                                  -----------       --------     ---------
                                                                    2,044,936         95,153       126,398
                                                                  -----------       --------     ---------
   INVESTING
     Deferred acquisition costs                                       (66,500)       (66,500)           --
     Acquisition of capital assets                                   (192,947)            --            --
     Proceeds on disposition of capital assets                         24,786             --         2,538
     Advances to company controlled by a shareholder                  (17,208)            --            --
                                                                  -----------       --------     ---------
                                                                     (251,869)       (66,500)        2,538
                                                                  -----------       --------     ---------
Net increase in cash                                                    2,977          1,350        67,790

Cash
   Beginning of period                                                     --          1,627            --
                                                                  -----------       --------     ---------
   End of period                                                  $     2,977       $  2,977     $  67,790
                                                                  ===========       ========     =========

----------------------------------------------------------------------------------------------------------
NON-CASH ITEMS NOT INCLUDED IN CASH FLOWS
   Stock award compensation expense                              $    239,135       $  1,634     $(210,157)
   Shares issued under stock awards plan                         $    237,501       $     --     $      --
   Shares issued for services                                    $    111,938       $     --     $      --
   Shares issued to acquire subsidiary                           $    152,656       $     --     $      --
----------------------------------------------------------------------------------------------------------

   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
June 30, 2002

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

The company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies. It is uncertain that the company will be able to continue as a going concern. As a result of not having the funds to continue to develop its technologies, the company has written off all goodwill.

At June 30, 2002, the company had minimal cash, no operations and only one employee, the company's CEO. Previously, the company's efforts were devoted primarily to product development of its first product, ProbeNET, which is a distributed network measurement software product. During the three months ended June 30, 2002, the company secured a minimal amount of funding, which has provided it with additional time in which to find a merger partner. There can be no assurance that any negotiations will be successfully concluded. During the quarter ending June 30, 2002, the company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates.

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

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
June 30, 2002

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEFERRED ACQUISITION COSTS

Deposits paid in connection with potential acquisitions currently being negotiated have been deferred. These costs will be treated as a cost of acquisition and will be allocated to the net tangible assets acquired when the acquisition(s) are recorded. Should the acquisition(s) not be successfully concluded, these deposits will be written off.

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

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
June 30, 2002

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. Management believes that the adoption of SFAS No. 145 will not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Account for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

--------------------------------------------------------------------------------

3.   CONVERTIBLE PROMISSORY NOTES

During the six months ended June 30, 2002, the company obtained financing under several promissory notes payable to companies with a director in common that are convertible into the company's common shares at a price of $0.25 per share. The promissory notes are unsecured, bear interest at 15% per annum, and are repayable one year after their issuance. Of the total $95,153 received under these convertible promissory notes, the creditors have agreed to forgive $66,500.

--------------------------------------------------------------------------------

4.   CAPITAL STOCK

SHARE CONSOLIDATION

On March 18, 2002, the Board of Directors authorized a 1 for 50 reverse stock split. Effective April 8, 2002, one new share of common stock was issued for each 50 shares of previously issued and outstanding common stock. All shares and per-share amounts disclosed in these financial statements are expressed at the post-consolidation amounts.

RESTRICTED SECURITIES

Of the issued and outstanding shares, 117,700 shares are restricted securities as defined under the Securities Act of 1933 and in the future may be sold only in compliance with Rule 144 of the Act, pursuant to a registration statement filed under the Act, or other applicable exemptions from registration thereunder.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
June 30, 2002

--------------------------------------------------------------------------------

4.   CAPITAL STOCK (continued)

1999 STOCK INCENTIVE PLAN

The company had authorized 30,390 shares of common stock for issuance to eligible employees. The Plan authorized the company to grant to eligible participants of the company and its subsidiary, deferred stock awards.

During 1999, the company made stock awards to nine employees aggregating 19,700 shares at a weighted average price of $62.50. Compensation under the plan has been charged to earnings over the vesting period. In the year ended December 31, 2001, all unissued restricted stock awards were cancelled and the share certificates returned to the company.

SUBSEQUENT EVENT

Subsequent to June 30, 2002, the company received $11,844 in consideration for 118,440 common shares which have yet to be issued.

--------------------------------------------------------------------------------

5.   WRITE-OFF OF DEFERRED ACQUISITION COSTS

During the three months ended June 30, 2002, the company wrote off its deferred acquisition costs as management concluded that it was unlikely that these acquisitions would be successfully concluded.


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

The company's Board of Directors plans to continue its search to find another operating company with which to merge. In the three months ended June 30, 2002 the company secured a small amount of funding, which has provided it with additional time and resources in which to find a merger partner. In addition, the company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates. To date, the company has not been able to successfully conclude any negotiations with potential acquisition and merger candidates and there can be no assurance that any negotiations will be successfully concluded.

Subsequent to June 30, 2002, the company received $11,844 in consideration for 118,440 common shares, which have yet to be issued.


      COMPARISON OF FISCAL QUARTERS ENDING JUNE 30, 2002 and JUNE 30, 2001

During the fiscal quarter ending June 30, 2002 the Company had no revenues and a net loss of $29,196. The company's primary activities during the quarter were related to financing and merger discussions. For the six months ending June 30, 2002 the Company had no revenues and a net loss of $65,742.

During the fiscal quarter ending June 30, 2001 the Company had revenues of $59 and a net profit of $206,813, including a stock award compensation recovery of $317,614, resulting from the cancellation of employee stock awards. The Company sustained a loss of $110,801 excluding the stock award compensation recovery. Also, during this quarter, the Company had total expenses of $110,860 excluding the stock compensation recovery. For ease of comparison, contract fees paid to former employees were recorded as salaries and benefits. Thus, most of the expenses during the quarter were related to salaries and benefits ($59,497). Other significant expenses included depreciation and amortization ($15,396) and rent ($10,736).

For the six-month period ending June 30, 2001 the Company had revenues of $5,213 and a net loss of $106,277.

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

Date   September 19, 2002


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

Date   September 19, 2002


By                         /s/ RYAN HENNING
    --------------------------------------------------------------
    RYAN HENNING, DIRECTOR AND VICE PRESIDENT

Date   September 19, 2002