Form 10QSB
period 2002-09-30
NETMEASURE TECHNOLOGY INC
filed 2002-12-20
CIK 1073090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 2002



[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from _________________ to _________________

                         Commission file number 0-27675


                           NetMeasure Technology Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Nevada                                              86-0914695
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

122 Howe Street, Victoria, British Columbia, V8V4K4
--------------------------------------------------------------------------------
(Address of principal executive offices)


250-920-4833
------------------------------------------------------------------
(Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of September 30,2002 was 423,596, which includes 9,366 shares that will be returned to treasury and cancelled.
--------------------------------------------------------------------------------

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
(expressed in U.S. dollars)

                                                                                             September 30
                                                                                                     2002        December 31
                                                                                              (Unaudited)               2001
                                                                                           --------------      -------------
ASSETS
Current
   Cash                                                                                    $        1,997      $       1,627
   Receivables                                                                                      3,365             13,119
                                                                                           --------------      -------------
                                                                                           $        5,362      $      14,746
                                                                                           ==============      =============
LIABILITIES
Current
   Accounts payable and accruals                                                           $      369,661      $     350,176
   Promissory notes                                                                               110,636            110,636
   Convertible promissory notes (Note 3)                                                          102,369             73,716
                                                                                           --------------      -------------
                                                                                                  582,666            534,528
                                                                                           ==============      =============
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 4)
   Authorized:
     100,000,000 common shares at $0.001 par value
   Issued:
     414,230 shares (2001: 407,696)                                                                   414                408
Additional paid-in capital                                                                      1,762,006          1,760,378
Share subscriptions (Note 4)                                                                      610,750            601,250
Deficit accumulated during the development stage                                               (2,950,474)        (2,881,818)
                                                                                           --------------     --------------

                                                                                                 (577,304)          (519,782)
                                                                                           --------------     --------------
                                                                                           $        5,362      $      14,746
                                                                                           ==============      =============


Continuance of Operations (Note 1)










   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
(expressed in U.S. dollars)


                                               For the           For the          For the           For the          For the
                                           Period from       Nine Months      Nine Months      Three Months     Three Months
                                          Inception to             Ended            Ended             Ended            Ended
                                          September 30      September 30     September 30      September 30     September 30
                                                  2002              2002             2001              2002             2001
                                          ------------      ------------     ------------      ------------     ------------
Revenue                               $          6,125  $             -  $          5,213  $             -  $             -
                                      ----------------  ---------------  ----------------  ---------------  ---------------
Expenses
   Marketing
     Advertising                                 5,862                -               246                -                -
     Computer and office                         3,479                -                 -                -                -
     Consulting fees                            59,502                -             3,472                -                -
     Salaries and benefits                     272,765                -            52,513                -            6,985
     Travel                                     56,088                -             1,962                -              664
                                      ----------------  ---------------  ----------------  ---------------  ---------------
                                               397,696                -            58,193                -            7,649
                                      ----------------  ---------------  ----------------  ---------------  ---------------
   Product development
     Consulting fees                            74,667                -            21,266                -                -
     Salaries and benefits                     602,914                -            73,203                -            7,656
     Travel                                     25,888                -             1,131                -              265
     Test project                                    -                -             8,772                -                -
                                      ----------------  ---------------  ----------------  ---------------  ---------------
                                               703,469                -           104,372                -            7,921
                                      ----------------  ---------------  ----------------  ---------------  ---------------
   General and administrative
     Advertising and promotion                   2,196                -                 -                -                -
     Bad debts                                  25,681                -                 -                -                -
     Bank charges and interest                  40,712            9,824            12,340            3,279            4,316
     Communication                              45,717                -             8,210                -            3,383
     Computer and office supplies              109,816            1,823            10,114                -            1,607
     Consulting fees                           259,762                -                 -                -                -
     Depreciation and amortization             252,483                -            66,653                -           21,845
     Employee relocation                         9,080                -                 -                -                -
     Forgiveness of debt (Note 3)              (66,500)         (66,500)                -                -                -
     Loss on disposition of capital
       Assets                                   40,318                -                 -                -                -
     Professional fees (recovery)              315,467           31,274            53,215           (3,575)           6,950
     Rent                                      107,165                -            29,612                -            8,771
     Salaries and benefits                     258,980           25,735            51,302            3,210           13,383
     Stock award compensation
       (recovery)                              237,501                -          (103,971)               -          106,186
     Technical advisory board                    9,932                -             5,035                -            2,160
     Travel                                     21,873                -             1,066                -              480
     Write-down of capital assets
       and goodwill                            140,858                -           189,922                -          189,922
     Write-off of deferred
       Acquisition costs (Note 5)               66,500           66,500                 -                -                -
                                      ================  ===============  ================  ===============  ===============
                                             1,877,541           68,656           323,498            2,914          359,003
                                      ================  ===============  ================  ===============  ===============
   Interest income                             (22,107)               -                 -                -                -
                                      ----------------  ---------------  ----------------  ---------------  ---------------
   Total expenses (recovery)                 2,956,599           68,656           486,063            2,914          374,573
                                      ----------------  ---------------  ----------------  ---------------  ---------------
Net loss                              $     (2,950,474) $       (68,656) $       (480,850) $        (2,914) $      (374,573)
                                      ================  ===============  ================  ===============  ===============
Weighted average number of
   shares outstanding                                           414,230           414,230          414,230          414,230
                                                        ---------------  ----------------  ---------------  ---------------
Loss per share - basic and diluted                      $         (0.17) $          (1.16) $         (0.01) $         (0.90)
                                                        ---------------  ----------------  ---------------  ---------------



   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(expressed in U.S. dollars)

                                                                              For the            For the             For the
                                                                          Period from        Nine Months         Nine Months
                                                                         Inception to              Ended               Ended
                                                                         September 30       September 30        September 30
                                                                                 2002               2002                2001
                                                                    -----------------  -----------------  ------------------
Cash derived from (applied to)

   OPERATING
     Net loss                                                       $      (2,950,474) $         (68,656) $         (480,850)
     Write-off of amount due from company controlled
       by a shareholder                                                        17,208                  -                   -
     Loss on disposition of capital assets                                     40,318                  -                   -
     Write-down of capital assets and goodwill                                140,858                  -             189,922
     Depreciation and amortization                                            252,483                  -              66,653
     Interest on promissory notes                                               1,250                  -                   -
     Stock award compensation expense                                         239,135              1,634            (103,971)
     Shares issued for services rendered                                      111,938                  -                   -
     Write-off of deferred acquisition costs                                   66,500             66,500                   -
     Forgiveness of debt (Note 3)                                             (66,500)           (66,500)                  -
     Change in non-cash operating working capital                                                      -                   -
       Receivables                                                             14,944              9,754               8,066
       Prepaids                                                                     -                  -               3,193
       Accounts payable and accruals                                          331,770             19,485             202,519
                                                                    -----------------  -----------------  ------------------

                                                                           (1,800,570)           (37,783)           (114,468)
                                                                    -----------------  -----------------  ------------------
   FINANCING
     Bank indebtedness                                                              -                  -             (19,610)
     Promissory notes                                                         279,505             95,153               4,792
     Shares issued for cash                                                 1,257,441                  -             125,000
     Share subscriptions received                                             610,750              9,500                   -
     Cash assumed on acquisition of subsidiary                                 34,113                  -                   -
     Payment of promissory notes payable by subsidiary
       Company                                                               (127,373)                 -                   -
                                                                    =================  =================  ==================

                                                                            2,054,436            104,653             110,182
                                                                    =================  =================  ==================
   INVESTING
     Deferred acquisition costs                                               (66,500)           (66,500)                  -
     Acquisition of capital assets                                           (192,947)                 -                   -
     Proceeds on disposition of capital assets                                 24,786                  -               4,286
     Advances to company controlled by a shareholder                          (17,208)                 -                   -
                                                                    -----------------  -----------------  ------------------

                                                                             (251,869)           (66,500)              4,286
                                                                    -----------------  -----------------  ------------------

Net increase in cash                                                            1,997                370                   -

Cash

   Beginning of period                                                              -              1,627                   -
                                                                    =================  =================  ==================

   End of period                                                    $           1,997  $           1,997  $              Nil
                                                                    =================  =================  ==================

NON-CASH INVESTING AND FINANCING ITEMS NOT INCLUDED IN CASH FLOWS
   Stock award compensation expense                                 $         239,135  $           1,634  $         (103,971)
   Shares issued under stock awards plan                            $         237,501  $               -  $                -
   Shares issued for services                                       $         111,938  $               -  $                -
   Shares issued to acquire subsidiary                              $         152,656  $               -  $                -


   See accompanying notes to the unaudited consolidated financial statements.

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
September 30, 2002
--------------------------------------------------------------------------------

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

At September 30, 2002, the company had minimal cash, no operations and only one employee, the company's CEO. Previously, the company's efforts were devoted primarily to product development of its first product, ProbeNET, which is a distributed network measurement software product. During the nine months ended September 30, 2002, the company secured a minimal amount of funding, which has provided it with additional time in which to find a merger partner. There can be no assurance that any negotiations will be successfully concluded. During the period ending September 30, 2002, the company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates.

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

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
September 30, 2002
--------------------------------------------------------------------------------

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

RECENT ACCOUNTING PRONOUNCEMENT

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

--------------------------------------------------------------------------------

3.   CONVERTIBLE PROMISSORY NOTES

During the nine months ended September 30, 2002, the company obtained financing under several promissory notes payable to companies with a director in common that are convertible into the company's common shares at a price of $0.25 per share. The promissory notes are unsecured, bear interest at 15% per annum, and are repayable one year after their issuance. Of the total $95,153 received under those convertible promissory notes during 2002, the creditors have agreed to forgive $66,500.

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

NETMEASURE TECHNOLOGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
September 30, 2002
--------------------------------------------------------------------------------

4.   CAPITAL STOCK (continued)

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

SHARE SUBSCRIPTIONS

                                                          AS AT SEPTEMBER 30, 2002              AS AT DECEMBER 31, 2001
                                                       -----------------------------         -----------------------------
                                                          NUMBER                                 NUMBER
                                                       OF SHARES              AMOUNT          OF SHARES             AMOUNT
                                                       ---------              ------          ---------             ------
Units issued at $2.00 per unit. Each unit consists
  of one common share and one share purchase warrant
  that entitles the unit holder to purchase a share
  of the company's common stock for $2.50. The
  warrants expire  on March 1, 2002                        6,000             600,000              6,000        $   600,000
Bonus shares issuable in connection with $75,000
  promissory note                                          1,000               1,250              1,000              1,250
Shares issued for cash at $0.10 per Share                 95,000               9,500                 --                 --
                                                         -------             -------              -----        -----------
                                                         102,000             610,750              7,000        $   601,250
                                                         =======             =======              =====        ===========


Subsequent to September 30, 2002, the company received $3,500 cash for the issuance of 35,000 common shares.

OPTIONS

Included in promissory notes is a promissory note that bears interest at 10% per annum plus a bonus of 1,000 shares of capital stock. Under the loan agreement, the lender was entitled to receive options to acquire 1,000 additional shares at $5.00 per share if the note was presented for payment and was not paid on December 1, 2000. The holder would also be entitled to receive options to acquire a further 1,000 shares at $5.00 per share if the loan was not paid by January 2, 2001. Thereafter the option would double every 30 days. The bonus shares have been recorded as interest expense at an estimate of their fair value based on the Black-Scholes option pricing model, with the options having a fair value of $Nil.

If the holder does have the right to receive the options, the holder would be entitled to receive options to acquire a further 1,000 shares at $5.00 per share as the note was not paid on January 2, 2001 and another 1,000 options since the note was not paid on February 1. Thereafter the options entitlement doubles every 30 days until the note is repaid. Assuming the noteholder is entitled to all options issuable under the terms of the note, as of September 30, 2002, the noteholder held options to acquire 524,288,000 shares at $5.00 per share. These options expire on Dec. 14th, 2002.

--------------------------------------------------------------------------------

5.   WRITE-OFF OF DEFERRED ACQUISITION COSTS

During the nine months ended September 30, 2002, the company wrote off its deferred acquisition costs as management concluded that it was unlikely that these acquisitions would be successfully concluded.

--------------------------------------------------------------------------------

6.   RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002, the company paid $3,000 (2001:
$16,000) to a company controlled by a director.


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

The company's Board of Directors plans to continue its search to find another operating company with which to merge. In the three months ended September 30, 2002 the company secured a small amount of funding, which has provided it with additional time and resources in which to find a merger partner. To date, the company has not been able to successfully conclude any negotiations with potential acquisition and merger candidates and there can be no assurance that any negotiations will be successfully concluded.

      COMPARISON OF FISCAL QUARTERS ENDING SEPT 30, 2002 AND SEPT 30, 2001

During the fiscal quarter ending September 30, 2002 the Company had no revenues and a net loss of $2,914. The company's primary activities during the quarter were related to financing and merger discussions. For the nine months ending September 30, 2002 the Company had no revenues and a net loss of $68,656.

During the fiscal quarter ending September 30, 2001 the Company had no revenues and a net loss of $374,573. For the nine-month period ending September 30, 2001 the Company had revenues of $5,213 and a net loss of $480,850.

                          PART II -- OTHER INFORMATION

Other than Item 5, all other items are inapplicable or the answer is negative.

ITEM 5.  OTHER EVENTS

On September 27, 2002, Ryan Henning resigned as a Director and Vice President of the Company. Relations between the Company and Mr. Henning continue to be positive. Mr. Peter Laipnieks was appointed to the Company's Board of Directors on December 6, 2002, replacing Mr. Henning. Mr. Laipnieks will also serve as the Company's Vice-President and Secretary.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NETMEASURE TECHNOLOGY INC.


By  /S/ RANDY VOLDENG
  ----------------------------------------------------------------
    RANDY VOLDENG, PRESIDENT

Date December 19, 2002


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

Date December 19, 2002


By  /S/ PETER LAIPNIEKS
  ----------------------------------------------------------------
    LAIPNIEKS, DIRECTOR AND VICE PRESIDENT

Date December 19, 2002