Form 10KSB
period 2002-12-31
NETMEASURE TECHNOLOGY INC
filed 2003-05-22
CIK 1073090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission file number 0-27675

NetMeasure Technology Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization)	86-0914695 (I.R.S. Employer Identification No.)

12A - 1950 Government St, Victoria, British Columbia (Address of principal executive offices)	V8T 4N8 (Zip Code)

(250) 380-2274 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 (Title of Class)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for its most recent fiscal year were $nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 12, 2003 was $ 17,296

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock, as of December 31, 2002 was 423,596, which includes 15,900 shares that will be returned to treasury and cancelled.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes ; No X

PART I

Item 1. Description of Business.

GENERAL

NetMeasure Technology Inc. (referred to herein as "we", "us" and "NetMeasure"), formerly, Powertech, Inc. ("Powertech"), was incorporated under the laws of the State of Nevada on May 4, 1998 with no specific business plan other than to merge with or to acquire an unspecified company. The company neither owned nor leased any real or personal property, and had no specific business plan other than to engage in a merger or acquisition with an unidentified company. On February 12, 1999, NetMeasure purchased all the issued and outstanding shares of NetMeasure Technology (Canada) Inc. ("NetMeasure (Canada)"), formerly NetSentry Technology, Inc. Unless the context otherwise indicates or requires, NetMeasure and NetMeasure (Canada), its wholly-owned subsidiary, are referred to in this annual report as the "Company."

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

The Company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies. It is uncertain that the Company will be able to continue as a going concern. At December 31, 2002, the Company had minimal cash, no operations and only one employee, the Company's CEO. Previously, the Company's efforts were devoted primarily to product development of its first product, ProbeNET, which is a distributed network measurement software product.

As a result of not having the funds to continue to develop its technologies and being unsuccessful in finding a purchaser for its intellectual property, in 2001 the Company wrote off goodwill associated with the technology.

In early 2002, the Company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates. The Company's Board of Directors plans to continue its search to find another operating company with which to merge.

NETMEASURE TECHNOLOGY (CANADA) INC.

Pursuant to a Share Purchase Agreement dated for reference as January 11, 1999, as amended by agreement dated January 29, 1999, NetMeasure acquired all of the issued and outstanding shares of NetMeasure (Canada) in consideration of $152,656*, payable by the issuance of 4,885,000 shares, plus an additional aggregate of 1,000,000 shares from three (3) persons then serving as directors of NetMeasure, and NetMeasure's having available funds of $1,012,500. NetMeasure (Canada) was a start-up company with a business plan to engage in the business of Internet software and hardware development. NetMeasure, which had about sixty-five (65) shareholders, was seeking a merger, and NetMeasure (Canada), whose two (2) founders were its sole shareholders, was seeking funding. The transaction closed on February 12, 1999 after the requisite funds were obtained.

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

MARKETING AND DISTRIBUTION OF NEW PRODUCTS

Due to lack of working capital, in 2001 the Company was forced to suspend its development and product marketing activities. The Company had planned to market ProbeNET through its own Internet site as well as a network of value-added resellers and international distributors.

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

ProbeNET Market Space
Segment	Description	Example
Software Packet Analysers Dispatch Tools [Troubleshooting]	Protocol analysis engines that use promiscuous mode of standard NIC driver for NT/95 systems.	Network Associates, Agilent (NSTD)
Service Level Monitoring Tools	Measures availability and performance of key network resources.	What's Up Gold, Net IQ, Insoft, Ganymede, Netboy; Firehunter
IDS [Intrusion Detection System]	Monitors network and/or servers for malicious behavior.	ISS, Trident Data Systems, Network Security Wizards
Network Management Tools [Traffic Monitoring]	Extensive operations management systems typically modeled after TMN model.	H-P OpenView, IBM/Tivoli, CA Unicenter, Nortel Optivity, Network Associates Distributed Sniffer
Network Performance Tools [Traffic Monitoring]	Network infrastructure testing, isolation of problematic segments and network visualization.	Concord, Ganymede, Agilent (NMX), Lanquest, NetScout

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

RESEARCH & DEVELOPMENT

In 2002 the Company did not engage in any product research and development activities due to lack of funding. The Company estimates it will take approximately another $1.5 million to $2.0 million to develop and begin marketing a second-generation product that would allow the Company to reach profitability. Approximately $1 million of the aforementioned estimate would need to be spent on research and development activities. Although the Company's first generation product was reliable and worked well, it did not have the required functionality to make it a successful commercial product.

The most significant part of the Company's activities since the closing of the Share Purchase Agreement with NetMeasure (Canada) in February 1999 has been product development activities. Research and development activities ordinarily are not, but may be, paid for by customers.

INTELLECTUAL PROPERTY

The Company believes the intellectual property it developed was proprietary in nature but it was not patent protected. The Company attempted to protect its intellectual property through a combination of trade secret laws, non-disclosure agreements and similar means.

EMPLOYEES

As of December 31, 2002, the Company's only employee was its President and CEO, who has been working part-time on the business of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company has not held a shareholders meeting since May 2002. The Company intends that during the second quarter of fiscal year 2003 it will call and provide notice of an annual shareholders meeting to be held later during fiscal year 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock trades on the OTC/BB under the symbol "NMTH". Following is a report of high and low bid prices for the last two fiscal years.

Year 2002	High	Low
4th Quarter ended 12/31/02	0.11	0.07
3rd Quarter ended 9/30/02	0.15	0.11
2nd Quarter ended 6/30/02	1.45	0.15
1st Quarter ended 3/31/02	1.45	0.505

Year 2001	High	Low
4th Quarter ended 12/31/01	1.75	0.50
3rd Quarter ended 9/30/01	4.75	1.35
2nd Quarter ended 6/30/01	50.00	3.50
1st Quarter ended 3/31/01	56.00	6.00

The information as provided for the year 2002 was provided by Yahoo Finance's website. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of May 15, 2003, there were 6 market makers in the Company's stock. The last available reported trade by the OTC/BB prior to the filing of this report was May 8, 2003 at $0.08.

As of December 31, 2002, there were 23 record holders of the Company's stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds or merge with another company. This raises substantial doubt about its ability to continue as a going concern.

Results of Operations

During the twelve month period ended December 31, 2002, we had no revenues compared to $5,084 for fiscal year 2001. During the year ended December 31, 2002, we incurred general and administrative expenses of $92,365, while for the year ended December 31, 2001, we incurred general and administrative expenses of ($120,287), marketing expenses of $57,591 and product development costs of $86,840. In fiscal year 2001, a one-time credit of $562,126 was recorded against general and administrative expenses due to the recovery of stock award compensation previously recorded against G&A. Net Loss in the year ended December 31, 2002 was $92,316 or $0.23 per share compared to net loss of $19,060 or $0.05 per share in the same period in 2001. General and administrative expenses include salaries and benefits, professional fees, advertising, consulting fees, bank charges, rent, travel, computer and office supplies and write-off of deferred acquisition costs. The increase in general and administrative expenses during fiscal year 2002 as compared to fiscal year 2001 is primarily attributable to the one-time credit in fiscal year 2001 described above.

Liquidity and Capital Resources.

The auditor's report accompanying our audited financial statements for the year ended December 31, 2002 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the year ended December 31, 2002, we generated a net increase in cash of $3,854. No assurance can be given that we will be able to achieve positive cash flows or obtain additional financing for operations.

Financial Condition

We have incurred losses since the inception of our business. We expect to continue to incur losses until we realize revenues from the operations of a merger candidate. We have been dependent on additional funding from lenders and investors to conduct operations. At December 31, 2002 we had a retained deficit of $2,974,134 compared to retained deficit of $2,881,818 at December 31, 2001. As of December 31, 2002, we had total current assets of $5,481 and total current liabilities of $502,209 or negative working capital of $496,728. At December 31, 2001, we had total current assets of $14,746 and total current liabilities of $460,812 or negative working capital of $446,066. We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing.

We currently do not have sufficient cash or working capital to meet our operating needs. We will need $30,000 to meet our operating needs. We will have to sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities.

We will not undertake any company-sponsored research and development during the next twelve month period.

Item 7. Financial Statements.

The following financial statements are included in this annual report:

Independent Auditors' Report on the Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Shareholders Equity

Notes to the Consolidated Financial Statements

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated
Financial Statements
(expressed in U.S. dollars)

December 31, 2002 and 2001

Contents

INDEPENDENT AUDITORS' REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders of
NetMeasure Technology Inc.
(A Development Stage Company)

We have audited the consolidated balance sheets of NetMeasure Technology Inc. (A Development Stage Company) as at December 31, 2002 and 2001 and the consolidated statements of operations, cash flows and stockholders' equity for the years then ended and for the period from May 4, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1999 and for the period from May 4, 1998 (inception) to December 1999, were audited by other auditors who expressed an unqualified opinion in their report pertaining to such periods. Our opinion on the consolidated statements of operations and cash flows for the period from May 4, 1998 (inception) to December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 1999, is based on the report of other auditors.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of NetMeasure Technology Inc. as at December 31, 2002 and 2001 and the results of its operations, its cash flows and its stockholders' equity for the years then ended and for the period from May 4, 1998 (inception) to December 31, 2002 in accordance with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada May 14, 2003	/s/ Grant Thornton LLP Chartered Accountants

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)
December 31, 2002 and 2001

	2002	2001
Assets
Current
Cash	$5,481	$1,627
Receivables	-	13,119

	$5,481	$14,746

Liabilities
Current
Accounts payable and accruals (Note 3)	$391,573	$350,176
Promissory notes (Note 4)	110,636	110,636

	502,209	460,812
Convertible promissory notes (Note 5)	102,370	73,716

	604,579	534,528

Shareholders' Deficiency
Capital stock (Note 6)
Authorized:
100,000,000 common shares at $0.001 par value
Issued:
407,696 shares	408	20,385
Additional paid-in capital	1,760,378	1,740,401
Share subscriptions	614,250	601,250
Deficit accumulated during the development stage	(2,974,134)	(2,881,818)

	(599,098)	(519,782)

	$5,481	$14,746

Continuance of Operations (Note 1)

See accompanying notes to the consolidated financial statements.

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	For the Period from Inception to December 31, 2002	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
Revenue	$6,125	$-	$5,084

Expenses
Marketing
Advertising	5,862	-	398
Computer and office	3,479	-	554
Consulting fees	59,502	-	10,060
Salaries and benefits	272,765	-	45,118
Travel	56,088	-	1,461

	397,696	-	57,591
Product development
Consulting fees	74,667	-	19,544
Salaries and benefits	602,914	-	52,657
Travel	25,888	-	14,639

	703,469	-	86,840
General and administrative
Advertising	2,196	-	-
Bad debts	25,681	-	-
Bank charges and interest	47,342	16,454	17,830
Communication	45,717	-	9,295
Computer and office supplies	109,664	1,671	10,114
Consulting fees	288,707	28,945	15,497
Depreciation and amortization	252,483	-	76,267
Employee relocation	9,080	-	-
Forgiveness of debt	(66,500)	(66,500)	-
Loss on disposition of capital assets	40,318	-	40,318
Professional fees	329,334	45,141	41,198
Rent	107,165	-	32,879
Salaries and benefits	233,245	-	51,145
Stock award compensation (Note 6)	237,501	-	(562,126)
Technical Advisory Board	9,932	-	5,041
Travel	22,027	154	1,397
Write-down of capital assets and goodwill	140,858	-	140,858
Write-off of deferred acquisition costs	66,500	66,500	-

	1,901,250	92,365	(120,287)

Interest income	(22,156)	(49)	-

Total expenses	2,980,259	92,316	24,144

Net loss	$(2,974,134)	$(92,316)	$(19,060)

Weighted average number of shares outstanding		407,696	370,984

Loss per share - basic and diluted		$(0.23)	$(0.05)

See accompanying notes to the consolidated financial statements.

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	For the Period from Inception to December 31, 2002	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
Cash derived from (applied to)

Operating
Net loss	$(2,974,134)	$(92,316)	$(19,060)
Write-off amount due from company controlled by a shareholder	17,208	-	-
Loss on disposition of capital assets	40,318	-	40,318
Write-down of capital assets and goodwill	140,858	-	140,858
Write off of deferred acquisition costs	66,500	66,500	-
Forgiveness of debt	(66,500)	(66,500)	-
Depreciation and amortization	252,483	-	76,267
Interest on promissory note, payable in shares (Note 4)	1,250	-	-
Stock award compensation expense (recovery)	237,501	-	(562,126)
Shares issued for services rendered	111,938	-	-
Change in non-cash operating working capital
Prepaids	-	-	7,044
Receivables	18,309	13,119	(2,608)
Accounts payable and accruals	353,682	41,397	168,466

	(1,800,587)	(37,800)	(150,841)
Financing
Bank indebtedness	-	-	(19,610)
Promissory notes	279,506	95,154	22,292
Shares issued for cash	1,258,691	-	125,000
Share subscriptions	613,000	13,000	-
Cash assumed on acquisition of subsidiary	34,113	-	-
Payment of promissory notes payable by subsidiary company (Note 4)	(127,373)	-	-

	2,057,937	108,154	127,682
Investing
Deferred acquisition costs	(66,500)	(66,500)	-
Acquisition of capital assets	(192,947)	-	-
Proceeds on disposition of capital assets	24,786	-	24,786
Advances to company controlled by a shareholder	(17,208)	-	-

	(251,869)	(66,500)	24,786

Net increase in cash	5,481	3,854	1,627
Cash
Beginning of period	-	1,627	-

End of period	$5,481	$5,481	$1,627

Non-cash items not included in cash flows:
Stock award compensation expense (recovery)	$237,501	$-	$(562,126)
Shares issued under stock awards plan	$237,501	$-	$-
Shares issued for services	$111,938	$-	$-
Shares issued to acquire subsidiary	$152,656	$-	$-

See accompanying notes to the consolidated financial statements.

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
(expressed in U.S. dollars)
From the Date of Incorporation to December 31, 2002 and 2001

	Common Shares
			Additional Paid-in	Share Subscriptions	Accrued Employee	Deficit Accumulated During the Development

Common stock issued to officers for services rendered	1,000,000	$1,000	$-	$-	$-	$-	$1,000
Common stock issued by offering at $.03125 per share	4,950,000	4,950	149,738	-	-	-	154,688
Common stock issued by offering at $.03125 per share for services rendered	3,550,000	3,550	107,388	-	-	-	110,938
Net loss for the period from inception to December 31, 1998	-	-	-	-	-	(226,390)	(226,390)

Balance, December 31, 1998	9,500,000	9,500	257,126	-	-	(226,390)	40,236
Common stock issued for cash, net of issue costs of $33,247	809,800	810	978,193	-	-	-	979,003
Common stock issued at $.03125 per share on acquisition of NetMeasure Technology (Canada) Inc.	4,885,000	4,885	147,771	-	-	-	152,656
Accrued employee stock awards	-	-	-	-	387,665	-	387,665
Net loss for the year ended December 31, 1999	-	-	-	-	-	(1,132,851)	(1,132,851)

Balance, December 31, 1999	15,194,800	15,195	1,383,090	-	387,665	(1,359,241)	426,709
Share subscriptions received	-	-	-	600,000	-	-	600,000
Bonus shares to be issued under convertible promissory note (Note 4)	-	-	-	1,250	-	-	1,250
Accrued employee stock awards	-	-	-	-	411,962	-	411,962
Shares issued under employee stock award plan	190,001	190	237,311	-	(237,501)	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	-	(1,503,517)	(1,503,517)

Balance, December 31, 2000	15,384,801	15,385	1,620,401	601,250	562,126	(2,862,758)	(63,596)
Common stock issued for cash at $0.025 per share	5,000,000	5,000	120,000	-	-	-	125,000
Accrued employee stock awards	-	-	-	-	(562,126)	-	(562,126)
Net loss for the year ended December 31, 2001	-	-	-	-	-	(19,060)	(19,060)

Balance, December 31, 2001	20,384,801	20,385	1,740,401	601,250	-	(2,881,818)	(519,782)
1 for 50 reverse stock split	(19,977,105)	(19,977)	19,977	-	-	-	-
Share subscriptions received	-	-	-	13,000	-	-	13,000
Net loss for the year ended December 31, 2002	-	-	-	-	-	(92,316)	(92,316)

Balance, December 31, 2002	407,696	$408	$1,760,378	$614,250	$-	$(2,974,134)	$(599,098)

See accompanying notes to the consolidated financial statements.

NetMeasure Technology Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

December 31, 2002 and 2001

1. Operations and going concern

The company was incorporated as Powertech, Inc. under the laws of the State of Nevada on May 4, 1998 to engage in the business of internet software and hardware development. On January 4, 2000, the Company changed its name to NetMeasure Technology Inc.

On February 12, 1999, the Company acquired all the issued and outstanding common shares of NetMeasure Technology (Canada) Inc. (formerly NETSentry Technology Inc.), a Vancouver, Canada based company in business to develop and market technologies that assist network administrators in improving the efficiency, reliability and recoverability of Internet Protocol networks. The company's efforts were devoted primarily to product development of its first product, ProbeNET which is a distributed network management software product. As a result of not having the funds to continue to develop its technologies, the Company also attempted unsuccessfully tried to sell its intellectual property. In light of these unsuccessful efforts, the Company wrote off goodwill associated with the technology in 2001.

The company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies.

In 2002, the Company secured a minimal amount of funding, which provided it with some time in which to find a merger partner. In addition, the Company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates (Note 6). At December 31, 2002, the Company had minimal cash, no operations and only one employee, the Company's CEO. The company's Board of Directors plans to continue its search to find another operating company with which to merge. It is uncertain that the Company will be able to continue as a going concern.

These financial statements have been prepared on the basis that the Company is a going concern. These financial statements do not include adjustments that would be necessary should the Company be unable to continue as a going concern.

2. Summary of significant accounting policies

Basis of presentation

These consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly-owned subsidiary, NetMeasure Technology (Canada) Inc. All intercompany transactions and balances have been eliminated.

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

December 31, 2002 and 2001

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

Loss per share

The company follows SFAS No. 128, to calculate earnings per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. Potentially dilutive securities totalling Nil (2001: 2,048,325) common shares have not been included in the calculation of fully diluted earnings per share as to do so would be antidilutive. Loss per share has been presented for both periods after taking into effect the share consolidation (Note 6).

NetMeasure Technology Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

December 31, 2002 and 2001

2. Summary of significant accounting policies (Continued)

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

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended March 31, 2003. The Company has no current intention to change its policy of accounting for stock -based compensation.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations.
3. Accounts payable and accruals	2002	2001
Accounts payable	$239,677	$167,651
Accruals	151,896	182,525

	$391,573	$350,176

NetMeasure Technology Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

December 31, 2002 and 2001
4. Promissory notes	2002	2001

Due on December 1, 2000. This note bears interest at 10% per annum plus a bonus of 1,000 shares of capital stock. This loan entitled the lender to receive options to acquire 2,048,000 additional common shares. These options expired on December 14, 2002	$75,000	$75,000

Due on demand to the Company's president: principal Cdn. $20,000; interest at 15% per annum; secured by a fixed and floating charge over the Company's assets	13,106	13,106

Due on demand: Interest at 15% per annum; principal Cdn. $20,000. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or Cdn. $5,000 upon presentation of this note for payment	12,500	12,500

Due on demand to the Company's president: Principal Cdn. $8,000; interest at 15% per annum; secured by a first charge on the company's assets	5,030	5,030

Due on demand: Interest at 15% per annum; secured by a fixed and floating charge over the Company's assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or $1,000 upon presentation of this note for payment	5,000	5,000

	$110,636	$110,636

NetMeasure Technology Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

December 31, 2002 and 2001
5. Convertible promissory notes	2002	2001
Promissory note payable September 7, 2002 bearing interest at 10% per annum, convertible into shares at $2.00 per share solely at the company's discretion at any time before maturity	$49,255	$49,255
Promissory notes payable October 4, 2002 bearing interest at 10% per annum, convertible into shares at $1.50 per share solely at the company's discretion at any time before maturity	24,461	24,461
Promissory notes payable May 31, 2003 bearing interest at 10% per annum, convertible into shares at $0.25 per share solely at the company's discretion at any time before maturity	28,654	-

	$102,370	$73,716

 6. Capital stock

Share consolidation

On March 18, 2002, the Board of Directors authorized a 1 for 50 reverse stock split. Effective April 8, 2002, one new share of common stock was issued for each 50 shares of previously issued and outstanding common stock. Except for information disclosed in the statement of stockholders' equity (deficiency), the reverse stock split has been given retroactive effect in these financial statements.

Share subscriptions
	2002		2001
	Number of Shares	Amount	Number of Shares	Amount

Units issued at $100 per unit. Each unit consists of one common share and one share purchase warrant that entitled the unitholder to purchase a share of the Company's common stock for $125. The warrants expired on March 1, 2002	6,000	$600,000	6,000	$600,000
Bonus shares issuable in connection with $75,000 promissory note (Note 4)	1,000	1,250	1,000	1,250
Shares to be issued for cash received in 2002	130,000	13,000	-	-

	137,000	$614,250	7,000	$601,250

NetMeasure Technology Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

December 31, 2002 and 2001

6. Capital stock (Continued)

Stock option plan

The company has a stock option plan under which members of the Company's technical advisory board may be granted options to acquire common shares. At December 31, 2001, the Company had granted 325 options under this plan. These options were exercisable at $100 per share until March 1, 2002.

As the stock based compensation expense related to these options is not material, no such expense has been recorded in these financial statements.

1999 stock awards plan

In 1999, the Company authorized an employee stock awards plan for eligible employees. The Plan authorized the Company to grant deferred stock awards to eligible participants of the Company and its subsidiary.

Compensation under the plan has been charged to earnings over the vesting period. In 2001, all unissued restricted stock awards were cancelled and the share certificates returned to the Company. A recovery of previously recorded stock award compensation in the amount of $562,126 was recorded as a result of the cancellation of these stock awards following the termination of the employment of all remaining employees eligible for stock awards under the plan.

7. Income taxes

At December 31, 2002, the Company has significant operating losses and other undeducted amounts for tax purposes that may be offset against future taxable income. The future income tax asset arising from these items has been reduced to $Nil by a valuation allowance due to uncertainties regarding the utilization of the future income tax assets.

8. Related party transactions

As at December 31, 2002, $81,982 (2001: $58,144) is payable to a company controlled by a director and shareholder of the Company. During the year ended December 31, 2002, management fees of $28,945 (2001: $18,750) were charged by this company.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are:

NAME AGE PRINCIPAL OCCUPATION

Peter Laipnieks 45 Director, President and Chief Executive Officer of NetMeasure and NetMeasure (Canada)

Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected or appointed and qualified. Each officer serves at the discretion of the Board of Directors. There is no family relationship between or among any of the directors or executive officers.

Peter Laipnieks has been the President of the Company since April 24, 2003. Before that, he served as the Company's Vice President. Mr. Laipnieks is also the founder and President of Alliance Corporate Services, which provides capital market advisory services to public and private companies. He prepares and implements investor and public relations strategies and assists and advises on corporate financings and in taking private companies public. Mr. Laipnieks has assisted over 40 public companies develop their investor relations strategy over the last 8 years, which included assisting with private placements for many of them. Previously, Mr. Laipnieks served as the Executive Director of the Travel Service Division with the Government of British Columbia from where he was responsible for three branches with an annual operating budget of $13,000,000 and 100 employees in five cities. Mr. Laipnieks has held several senior government positions and managed his own consulting practice. Mr. Laipnieks holds a Bachelor of Arts from Wilfrid Laurier University and a Masters of Arts, specializing in Economic Geography and Marketing, from the University of Alberta.

By virtue of his positions and beneficial ownership of shares, Mr. Laipnieks may be deemed a "control person" and a "parent" of the Company, within the definition of those terms in Rule 12b-2 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.

Neither Mr. Voldeng, the Company's Chief Executive Officer for the last three fiscal years, nor any other executive officer of the Company, received compensation (total salary and bonus) in excess of US $100,000 in any fiscal year since inception. In 2002, Mr. Voldeng, former Chief Executive Officer, received compensation of $28,945; in year 2001, Mr. Voldeng received compensation of $18,750; and in year 2000, Mr. Voldeng received compensation of $63,375.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 31, 2003, the beneficial ownership of shares of Company's common stock by any person known to be the beneficial owner of more than five percent (5%), each of the directors and executive officers, and all directors and executive officers as a group. Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to all shares beneficially owned. Beneficial ownership is calculated in accordance with Rule 13d-3(d) of the Securities Exchange Act of 1934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Peter Laipnieks, President and member of the Baord of Directors 12A - 1950 Government St Victoria, BC V8T 4N8	15,000	1.2%

Officers & Directors as a group	15,000	1.2%

Nolene Campbell County Monaghan Ireland	100,000	23.6%

Randy Voldeng 122 Howe Street Vancouver, BC V8V 4K4	58,450	12.8%

Dragos Ruiu 10966 84th Avenue Edmonton, Alberta T6S 0V4	48,850	11.5%

Item 12. Certain Relationships and Related Transactions.

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

Item 13. Exhibits List and Reports on Form 8-K.

  Exhibit Index. The following exhibits are filed with or incorporated by reference into this annual report:
Exhibit
No. Description
2(a) Corporate Charter of Powertech, Inc. *
2(a)(1) Articles of Amendment of Articles of Incorporation *
2(b) By-Laws of Powertech, Inc. *
6(b) Non- Competition Agreement dated February 12, 1999 between Randy *
Voldeng and NETSentry Technology Inc. *
6(e) Assignment Agreement dated December 23, 1998 between Dragos Ruiu *
and Dragostech.com Inc. and NETSentry Technology Inc.
6(g) Asset Purchase and Sale Agreement made August 1998 between *
Dragostech.com Inc. and NETSentry Technology Inc.
* Incorporated by reference to the same exhibit number in the Registrant's Form 10-SB, as amended, File Number 0-27675.

(b) Reports on Form 8-K. None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC. By /s/ Peter Laipnieks Peter Laipnieks, President

Date May 16, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC. By /s/ Peter Laipnieks Peter Laipnieks, Director, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date May 16, 2003

SECTION 302 CERTIFICATIONS

I, Peter Laipnieks, certify that:

1. I have reviewed this quarterly report of NetMeasure Technology Inc. (the "Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officer and I:

- are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant:

- we have designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

- we have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- we have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the Registrant's board of directors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

- any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

By:/s/ Peter Laipnieks
Name: Peter Laipnieks
Titles: President, Chief Financial Officer, Principal Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Quarterly Report of NetMeasure Technology Inc.(the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Laipnieks, President/CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Peter Laipnieks
Name: Peter Laipnieks
Titles: President, Chief Financial Officer, Principal Accounting Officer
Dated: May 16, 2003