Form 10QSB
period 2003-03-31
NETMEASURE TECHNOLOGY INC
filed 2003-06-06
CIK 1073090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____to___

Commission file number 0-17232

NETMEASURE TECHNOLOGY INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	86-0914695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12a-1950 Government Street
Vancouver, B.C. V8T 4N8
(Address of principal executive offices)

(250) 380-2274
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

407,696 shares of common stock, $0.001 par value, as of May 31, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

NetMeasure Technology Inc.
(A Development Stage Company)

Consolidated
Financial Statements -
Unaudited
(expressed in U.S. dollars)
March 31, 2003

Contents
Page
Consolidated Balance Sheet - Unaudited	F-1
Consolidated Statement of Operations - Unaudited	F-2
Consolidated Statement of Cash Flows - Unaudited	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-5

NetMeasure Technology Inc. (A Development Stage Company) Consolidated Balance Sheet (expressed in U.S. dollars)
	March 31 2003	December 31 2002
Current Asset	(unaudited)

Cash	$5349	$5,481

Liabilities
Current
Accounts payable	$229,582	$239,677
Accrued Liabilities	180,668	151,896
Promissory Notes	110,636	110,636

	520,886	502,209
Convertible promissory notes (Note 3)	112,370	102,370

	633,256	604,579

Shareholders' Deficiency
Capital stock (Note 7)
Authorized:
100,000,000 common shares at $0.001 par value
Issued:
407,696 shares	408	408
Additional paid-in capital	1,760,378	1,760,378
Share subscriptions	614,250	614,250
Deficit accumulated during the development stage	(3,002,943)	(2,974,134)

	(627,907)	(599,098)

	$5,349	$5,481

Continuance of Operations (Note 1)

See accompanying notes to the unaudited consolidated financial statements.

NetMeasure Technology Inc. (A Development Stage Company) Consolidated Statement of Operations - Unaudited (expressed in U.S. dollars)
	For the Period from Inception to March 31 2003	For the Three Months Ended March 31 2003		For the Three Months Ended March 31 2002

Revenue	$6,125	-	$

Expenses
Marketing
Advertising	5,862	-		-
Computer and office	3,479	-		-
Consulting fees	59,502	-		-
Salaries and benefits	272,765	-		-
Travel	56,088	-		-
	397,696	-		-
Product development
Consulting fees	74,667	-		-
Salaries and benefits	602,914	-		-
Travel	25,888	-		-
	703,469	-		-
General and administrative
Advertising and promotion	2,196	-		-
Bad debts	25,681	-		-
Bank charges and interest	50,414	3072		3,266
Communication	45,717	-		-
Computer and office supplies	109,664	-		1,559
Consulting fees	303,667	14,960		-
Depreciation and amortization	252,483	-		-
Employee relocation	9,080	-		-
Forgiveness of Debt	(66,500)
Loss on disposition of capital assets	40,318	-		-
Professional fees	339,506	10,172		13,982
Rent	107,165	-		-
Salaries and benefits	233,245	-		17,739
Stock award compensation	237,501	-		-
Technical advisory board	9,932	-		-
Travel	22,632	605		-
Write-down of capital assets and goodwill	140,858	-
Write-off of deferred acquisition costs	66,500			-
	1,930,059	28,809		36,546

Interest income	(22,156)	-		-

Total expenses	3,009,068	28,809		36,546

Net loss/Income	$3,002,943	$(28,809)		$(36,546)

Weighted average number of shares outstanding		407,696		407,696
Loss per share - basic and diluted		$(0.06)		$(0.09)

See accompanying notes to the unaudited consolidated financial statements.

NetMeasure Technology Inc. (A Development Stage Company) Consolidated Statement of Cash Flows - Unaudited (expressed in U.S. dollars)
	For the Period from Inception to March 31 2003	For the Three Months Ended March 31 2003	For the Three Months Ended March 31 2002

Cash derived from (applied to)
Operating
Net loss	$(3,002,943)	$(25,809)	$(36,546)
Write-off of amount due from company controlled by a shareholder	17,208	-	-
Loss on disposition of capital assets	40,318	-	-
Write-down of capital assets and goodwill	140,858	-	-
Write-off of deferred acquisition costs	66,500	-	-
Forgiveness of debt	(66,500)	-	-
Depreciation and amortization	252,483	-	-
Interest on promissory notes	1,250	-	-
Stock award compensation expense	237,501	-	1,634
Shares issued for services rendered	111,938	-	-
Change in non-cash operating working capital
Receivables	18,309	-	9,779
Accounts payable and accruals	372,359	15,677	15,721
	(1,810,719)	(10,132)	(9,412)
Financing
Promissory notes	289,506	10,000	80,000
Shares issued for cash	1,258,691	-	-
Share subscriptions received	613,000	-	-
Cash assumed on acquisition of subsidiary	34,113	-	-
Payment of promissory notes payable by subsidiary company	(127,373)	-	-
	2,067,937	10,000	80,000
Investing
Deferred acquisition costs	(66,500)	-	(66,500)
Acquisition of capital assets	(192,947)	-	-
Proceeds on disposition of capital assets	24,786	-	-
Advances to company controlled by a shareholder	(17,208)	-	-
	(251,869)		(66,500)

Net increase in cash	5,349	(132)	4,088
Cash
Beginning of period	-	5,481	1,627
End of period	$5,349	$5,349	$5,715

Non-cash items not included in cash flows
Stock award compensation expense	$237,501	$-	$1,634
Shares issued under stock awards plan	$237,501	$-	$-
Shares issued for services	$111,938	$-	$-
Shares issued to acquire subsidiary	$152,656	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

NetMeasure Technology Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
March 31, 2003

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

In 2002, the Company secured a minimal amount of funding, which provided it with some time in which to find a merger partner. In addition, the Company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates. At March 31, 2003 the Company had minimal cash, no operations and only one employee, the Company's CEO. The company's Board of Directors plans to continue its search to find another operating company with which to merge. It is uncertain that the Company will be able to continue as a going concern.

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

NetMeasure Technology Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
March 31, 2003

2. Summary of significant accounting policies (continued)

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the years ended December 31, 2002 and 2001 included in the company's Annual Report on Form 10-KSB.

Consolidation

These financial statements include the accounts of the company and its wholly-owned subsidiary, NetMeasure Technology (Canada) Inc.

3. Convertible promissory notes

During the three months ended March 31, 2003, the company obtained financing under a promissory note that is convertible into the company's common shares at a price of $0.10 per share. The promissory note is unsecured, bears interest at 10% per annum, and is repayable one year after their issuance.

4. Capital stock

Share consolidation

On March 18, 2002, the Board of Directors authorized a 1 for 50 reverse stock split. Effective April 8, 2002, one new share of common stock was issued for each 50 shares of previously issued and outstanding common stock. All shares disclosed in these financial statements are expressed at the post-consolidation amounts.

Restricted securities

Of the 407,696 issued and outstanding shares, 117,700 shares are restricted securities as defined under the Securities Act of 1933 and in the future may be sold only in compliance with Rule 144 of the Act, pursuant to a registration statement filed under the Act, or other applicable exemptions from registration thereunder.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

CHANGES IN FINANCIAL CONDITION

As of March 31, 2003, the Company had not undergone a significant change in its financial condition since December 31, 2002. As of December 31, 2002, the Company had total assets, which consisted of cash only, in the amount of $5,481 and as of March 31, 2003, it had total assets, which consisted of cash only, in the amount of $5349.

The Company will need to raise approximately $100,000 USD to finance its operations for the next twelve month period. The Company currently does not have any particular prospects or plans to raise such capital. There are no guarantees that such financing can be achieved at this time. The Company has not entered into discussions with any particular funding source regarding such fundraising.

Balance Sheet Data:
	March 31, 2003	December 31, 2002
Cash	$5,349	5,481
Total assets	$5,349	5,481
Accounts payable	$229,582	239,677
Accrued liabilities	$180,668	151,896
Promissory notes	$110,636	110,636
Convertible promissory notes	$112,370	102,370
Total stockholders' equity	$(627,907)	(599,098)

RESULTS OF OPERATIONS

Revenues

The Company earned no revenues for the three months ended March 31, 2003, and earned no revenues during the same period from the previous year. The Company has no operations since August 2001.

Expenses

Statement of Operations Data:
	THREE MONTH PERIOD ENDED MARCH 31, 2003	THREE MONTH PERIOD ENDED MARCH 31, 2002
Net Sales	$-0-	$-0-
Loss from operations	($28,809)	$(36,546)
Net Income (loss)	($28,809)	$(36,546)
Net Income (loss) per common share	($0.07)	($0.09)
Weighted average common shares outstanding	407,696	407,696

During the three months ended March 31, 2003 and 2002, we incurred operating expenses of $28,809 and $36,546, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED MARCH 31, 2003	THREE MONTH PERIOD ENDED MARCH 31, 2002
Bank charges and interest	$ 3,072	$ 3,266
Consulting fees	$ 14,960	$ -
Computer & office supplies	-	$ 1,559
Salaries and benefits	-	$ 17,739
Travel	$ 605	-
Professional fees	$ 10,172	$ 13,982
TOTAL	$ 28,809	$ 36,546

Other administrative expenses have not substantially changed during the first three months of 2003, compared to the same period in 2002. This is primarily due to the fact that the Company has not had sustained operations since August 2001 and has been undertaking only those activities that are necessary to keep the Company in good standing while management seeks acquisition opportunities. As we continue seeking acquisition opportunities, we anticipate our general operating expenses will increase due to additional travel and possible consulting fees and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 we had cash of $5,349 and a working capital deficit of ($515,437), compared to cash of $5,481 and a working capital deficit of ($496,728) at December 2002.

Funds used in operations for the first three months of 2003 were $10,132, compared to funds used in operations of $9,412 for the first three months of 2002.

Since inception, we have financed operations primarily through sales of equity securities, promissory notes and shareholder loans and have raised a total of $2,161,197, with $10,000 raised for the three month period ended March 31, 2003.

Our current operating cash expenditures are expected to be approximately $8,000.00 per month.

We will be required to raise additional funds to finance our current overhead requirements through the next twelve months. Our principal source of capital has been equity financing from investors and our founders. Meeting our future financing requirements is dependent on access to equity and debt capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders or obtain loans that have terms and conditions that the Company can perform under.

FINANCING ACTIVITIES

REPORT OF MANAGEMENT'S RESPONSIBILITY

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

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

Date: June 4, 2003	By:/s/ Peter Laipnieks Name: Peter Laipnieks Title: President

SECTION 302 CERTIFICATIONS

I, Peter Laipnieks, certify that:

1. I have reviewed this quarterly report of NetMeasure Technology Inc (the "Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. As the Registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

- designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to me by others within the Registrant, particularly during the period in which the quarterly report is being prepared;

- evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors:

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

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 4, 2003	By:/s/ Peter Laipnieks Name: Peter Laipnieks Title: President (Principal Executive Officer and Principal Accounting Officer)

________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NetMeasure Technology Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Laipnieks, President and acting CFO, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 4, 2003	By: /s/ Peter Laipnieks Name: Peter Laipnieks Title: President and Acting CFO