Form 10QSB
period 2003-06-30
NETMEASURE TECHNOLOGY INC
filed 2003-09-24
CIK 1073090

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

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

407,696 shares of common stock, $0.001 par value, as of September 23, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated
Financial Statements -
Unaudited
(expressed in U.S. dollars)
June 30, 2003

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(expressed in U.S. dollars)

	June 30 2003	December 31 2002
Current Asset	(unaudited)

Cash	$2,521	$5,481

Liabilities
Current
Accounts payable	$148,033	$239,677
Accrued Liabilities	83,553	151,896
Promissory Notes	110,636	110,636

	342,222	502,209
Convertible promissory notes (Note 4)	122,570	102,370

	464,792	604,579

Shareholders' Deficiency
Capital stock (Note 5)
Authorized:
100,000,000 common shares at $0.001 par value
Issued:
407,696 shares	408	408
Additional paid-in capital	1,760,378	1,760,378
Share subscriptions	614,250	614,250
Deficit accumulated during the development stage	(2,837,307)	(2,974,134)

	(462,271)	(599,098)

	$2,521	$5,481

Continuance of Operations (Note 2)

See accompanying notes to the unaudited consolidated financial statements.

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated Statement of Operations - Unaudited
(expressed in U.S. dollars)

	For the Period from Inception to June 30 2003	For the Three Months Ended June 30 2003	For the Three Months Ended June 30 2002	For the Six Months Ended June 30 2003		For the Six Months Ended June 30 2002

Revenue	$6,125	$-	$-	$-	$

Expenses
Marketing
Advertising	5,862	-	-	-		-
Computer and office	3,479	-	-	-		-
Consulting fees	59,502	-	-	-		-
Salaries and benefits	272,765	-	-	-		-
Travel	56,088	-	-	-		-
	397,696	-	-	-		-
Product development
Consulting fees	74,667	-	-	-		-
Salaries and benefits	602,914	-	-	-		-
Travel	25,888	-	-	-		-
	703,469	-	-	-		-

See accompanying notes to the unaudited consolidated financial statements.

Cont'd.

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated Statement of Operations - Unaudited
(expressed in U.S. dollars)

	For the Period from Inception to June 30 2003	For the Three Months Ended June 30 2003	For the Three Months Ended June 30 2002	For the Six Months Ended June 30 2003	For the Six Months Ended June 30 2002

General and administrative
Advertising and promotion	2,519	323	-	323	-
Bad debts	25,681	-	-	-	-
Bank charges and interest	59,186	8,772	3,279	11,844	6,545
Communication	48,892	3,175	-	3,175	-
Computer and office supplies	109,913	249	264	249	1,823
Consulting fees	318,917	15,250	-	30,210	-
Depreciation and amortization	252,483	-	-	-	-
Employee relocation	9,080	-	-	-	-
Forgiveness of Debt	(69,700)	(3,200)	(66,500)	(3,200)	(66,500)
Loss on disposition of capital assets	40,318	-	-	-	-
Professional fees	342,258	2,752	20,867	12,924	34,849
Rent	107,165	-	-	-	-
Salaries and benefits	245,245	12,000	4,786	12,000	22,525
Stock award compensation	237,501	-	-	-	-
Technical advisory board	9,932	-	-	-	-
Travel	23,081	449	-	1,054	-
Write-down of capital assets and goodwill	140,858	-	66,500	-	-
Write-off of deferred acquisition costs	66,500	-	-	-	66,500
	1,969,829	39,770	29,196	68,579	(65,742)
Gain on Disposal of Subsidiary	(219,846)	(219,846)	-	(219,846)	-
Interest income	(22,156)	-	-	-	-
Foreign exchange loss	14,440	14,440	-	14,440	-

Net (loss) Income	$(2,837,307)	$165,636	$(29,196)	$136,827	$(65,742)
Weighted average number of shares outstanding		407,696	414,230	407,696	414,230
Income (loss) per share - basic and diluted		$0.41	$(0.07)	$0.34	$(0.16)

See accompanying notes to the unaudited consolidated financial statements.

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows - Unaudited
(expressed in U.S. dollars)

	For the Period from Inception to June 30 2003	For the Six Months Ended June 30 2003	For the Six Months Ended June 30 2002

Cash derived from (applied to)
Operating
Net loss	$(2,837,307)	$136,827	$(65,742)
Write-off of amount due from company controlled by a shareholder	17,208	-	-
Gain on disposal of subsidiary	(219,846)	(219,846)	-
Loss on disposition of capital assets	40,318	-	-
Write-down of capital assets and goodwill	140,858	-	-
Write-off of deferred acquisition costs	66,500	-	66,500
Forgiveness of debt	(69,700)	(3,200)	(66,500)
Depreciation and amortization	252,483	-	-
Interest on promissory notes	1,250	-	-
Stock award compensation expense	237,501	-	1,634
Shares issued for services rendered	111,938	-	-
Change in non-cash operating working capital
Receivables	18,309	-	9,779
Accounts payable and accruals	416,741	63,059	27,026
	(1,823,747)	(23,160)	(27,303)
Financing
Promissory notes	299,706	20,200	95,153
Shares issued for cash	1,258,691	-	-
Share subscriptions received	613,000	-	-
Cash assumed on acquisition of subsidiary	34,113	-	-
Payment of promissory notes payable by subsidiary company	(127,373)	-	-
	2,078,137	20,200	95,153
Investing
Deferred acquisition costs	(66,500)	-	(66,500)
Acquisition of capital assets	(192,947)	-	-
Proceeds on disposition of capital assets	24,786	-	-
Advances to company controlled by a shareholder	(17,208)	-	-
	(251,869)		(66,500)

Net increase in cash	2,521	(2,960)	1,350
Cash
Beginning of period	-	5,481	1,627
End of period	$2,521	$2,521	$2,977

Non-cash items not included in cash flows
Stock award compensation expense	$237,501	$-	$1,634
Shares issued under stock awards plan	$237,501	$-	$-
Shares issued for services	$111,938	$-	$-
Shares issued to acquire subsidiary	$152,656	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency) - Unaudited
From the Date of Incorporation to June 30, 2003
(expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional			During the
	Common Shares		Paid-in	Share	Accrued	Development
	Number	Par Value	Capital	Subscriptions	Employee	Stage	Total
Common stock issued to officers for services rendered	1,000,000	$1,000	$-	$-	$-	$-	$1,000
Common stock issued by offering at $0.03125 per share	4,950,000	4,950	149,738	-	-	-	154,688
Common stock issued by offering at $0.03125 per share for services rendered	3,550,000	3,550	107,388	-	-	-	110,938
Net loss for the period	-	-	-	-	-	(226,390)	(226,390)
Balance, as at December 31, 1998	9,500,000	9,500	257,126	-	-	(226,390)	40,236
Common stock issued for cash net of issuance costs of $33,247	809,800	810	978,193	-	-	-	979,003
Common stock issued at $0.03125 per share on acquisition of Netmeasure Technology (Canada) Inc.	4,885,000	4,885	147,771	-	-	-	152,656
Accrued employee stock awards	-	-	-	-	387,665	-	387,665
Net loss for the year	-	-	-	-	-	(1,132,851)	(1,132,851)
Balance, as at December 31, 1999	15,194,800	15,195	1,383,090	-	387,665	(1,359,241)	426,709

 See accompanying notes to the unaudited consolidated financial statements.

Cont'd.

NetMeasure Technology Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency) - Unaudited
From the Date of Incorporation to June 30, 2003
(expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional			During the
	Common Shares		Paid-in	Share	Accrued	Development
	Number	Par Value	Capital	Subscriptions	Employee	Stage	Total
Balance, as at December 31, 1999 (forward)	15,194,800	15,195	1,383,090	-	387,665	(1,359,241)	426,709
Share subscriptions received	-	-	-	600,000	-	-	600,000
Bonus shares to be issued under convertible promissory note	-	-	-	1,250	-	-	1,250
Accrued employee stock awards	-	-	-	-	411,962	-	411,962
Shares issued under employee stock award plan	190,001	190	237,311	-	(237,501)	-	-
Net loss for the year	-	-	-	-	-	(1,503,517)	(1,503,517)
Balance, as at December 31, 2000	15,384,801	15,385	1,620,401	601,250	562,126	(2,862,758)	(63,596)
Common stock issued for cash at $0.025 per share	5,000,000	5,000	120,000	-	-	-	125,000
Accrued employee stock awards	-	-	-	-	(562,126)	-	(562,126)
Net loss for the year	-	-	-	-	-	(19,060)	(19,060)
Balance, as at December 31, 2001	20,384,801	20,385	1,740,401	601,250	-	(2,881,818)	(519,782)
1 for 50 reverse stock split	(19,977,105)	(19,977)	19,997	-	-	-	-
Share subscriptions received	-	-	-	13,000	-	-	13,000
Net loss for the year	-	-	-	-	-	(92,316)	(92,316)
Balance, as at December 31, 2002	407,696	408	1,760,378	614,250	-	(2,974,134)	(599,098)
Net income for the period	-	-	-	-	-	136,827	136,827
Balance, as at June 30, 2003	407,696	$408	$1,760,378	$614,250	$-	$(2,837,307)	$(462,271)

See accompanying notes to the unaudited consolidated financial statements.

NetMeasure Technology Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
(expressed in U.S. dollars)
June 30, 2003

1. Interim Reporting

While the information presented in the accompanying interim three and six month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2002 annual financial statements included in the company's Annual Report on Form 10-KSB.

2. Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2003, the Company has a working capital deficiency of $339,701, which is not sufficient to meet its planned business objective and ongoing operations for the next fiscal year. The Company has accumulated losses of $2,837,307 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

3. Discontinued Operations

On May 23, 2003, the Company disposed of its wholly-owned subsidiary NetMeasure Technology (Canada) Inc. for cash consideration of $1. Income related to NetMeasure Technology (Canada) Inc. have been disclosed for the period ended June 30, 2003.

The net gain on disposal is determined as follows:
Proceeds on disposal of subsidiary	$ 1

Net asset deficiency of subsidiary:
Accounts payable	(107,834)
Accrued liabilities	(112,013)

(219,847)

Net gain on disposal of subsidiary	$ 219,846

 4. Convertible promissory notes

During the six months ended June 30, 2003, the company obtained financing under a promissory note that is convertible into the company's common shares at a price of $0.10 per share. The promissory note is unsecured, bears interest at 10% per annum, and is repayable one year after their issuance.

5. Capital stock

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
Convertible promissory notes	June 30, 2003	December 31, 2002
Promissory note payable September 7, 2002 bearing interest at 10% per annum, unsecured and convertible into shares at $2.00 per share solely at the company's discretion at any time before maturity. This note is in default.	$49,255	$49,255
Promissory notes payable October 4, 2002 bearing interest at 10% per annum, unsecured and convertible into shares at $1.50 per share solely at the company's discretion at any time before maturity. This note is in default.	24,461	24,461
Promissory notes payable May 31, 2003 bearing interest at 10% per annum, unsecured and convertible into shares at $0.25 per share solely at the company's discretion at any time before maturity. This note is in default.	28,654	28,654
Promissory notes payable March 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the company's discretion at any time before maturity	10,000	-
Promissory notes payable March 31, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the company's discretion at any time before maturity	7,000	-
Promissory notes payable June 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the company's discretion at any time before maturity	3,200	-
	$122,570	$102,370

5. Capital stock - (cont'd.)

Share subscriptions
	June 30, 2003		December 31, 2002
	Number of Shares	Amount	Number of Shares	Amount
Units issued at $100 per unit. Each unit consists of one common share and one share purchase warrant that entitled the unitholder to purchase a share of the Company's common stock for $125. The warrants expired on March 1, 2002	6,000	$600,000	6,000	$600,000
Bonus shares issuable in connection with $75,000 promissory note	1,000	1,250	1,000	1,250
Shares to be issued for cash received in 2002	130,000	13,000	130,000	13,000
	137,000	$614,250	137,000	$614,250

6. Related Party transactions

The Company incurred the following charges with a director and a company controlled by a former director:

	2003	2002
Consulting fees	$ 13,210	$ -
Bank charges and Interest	1,432	-
Management fees	12,000	22,525

	$ 26,642	$ 22,525

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related entities.

Included in accounts payables at June 30, 2003 is $105,052 (December 31, 2002:  $81,982) payable to a director of the company and a company controlled by a former director.

Included in accrued liabilities at June 30, 2003 is $6,876 (December 31, 2002: $Nil) in accrued interest payable to a former director of the Company.

Included in promissory notes payable at June 30, 2003 is $18,136 (December 31, 2002: $18,136) payable to a former officer of the Company.

PART I -- FINANCIAL INFORMATION

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

CHANGES IN FINANCIAL CONDITION

As of June 30, 2003, the Company had not undergone a significant change in its financial condition since December 31, 2002. As of December 31, 2002, the Company had total assets, which consisted of cash only, in the amount of $5,481 and as of June 30, 2003, it had total assets, which consisted of cash only, in the amount of $2,521.

The Company will need to raise approximately $100,000 USD to finance its operations for the next twelve month period. The Company currently does not have any particular prospects or plans to raise such capital. There are no guarantees that such financing can be achieved at this time. The Company has not entered into discussions with any particular funding source regarding such fundraising.

Balance Sheet Data:
	June 30, 2003	December 31, 2002
Cash	$2,521	5,481
Total assets	$2,521	5,481
Accounts payable	$148,033	239,677
Accrued liabilities	$83,553	151,896
Promissory notes	$110,636	110,636
Convertible promissory notes	$122,570	102,370
Total stockholders' equity	$(462,271)	(599,098)

RESULTS OF OPERATIONS

Revenues

The Company earned no revenues for the three month period ended June 30, 2003, and earned no revenues during the same period from the previous year. The Company has no operations since August 2001.

Expenses

Statement of Operations Data:
	THREE MONTH PERIOD ENDED JUNE 30, 2003	THREE MONTH PERIOD ENDED JUNE 30, 2002
Net Sales	0	0
Loss from operations	39,770	29,196
Net Income (loss)	165,636	(29,196)
Net Income (loss) per common share	0.41	(0.07)
Weighted average common shares outstanding	407,696	407,696

During the three months ended June 30, 2003 and 2002, we incurred operating expenses of $39,770 and $29,196, respectively. The following table provides a breakdown of operating expenses by category.

General Operating Expenses
	THREE MONTH PERIOD ENDED JUNE 30, 2003	THREE MONTH PERIOD ENDED JUNE 30, 2002
Bank charges and interest	8,772	3,279
Consulting fees	15,250	0
Computer & office supplies	249	264
Salaries and benefits	12,000	4,786
Travel	449	0
Professional fees	2,752	20,867
Advertising and promotion	323	0
Communication	3,175	0
Forgiveness of debt	(3,200)	(66,500)
Write-down of capital assets	0	66,500
TOTAL	39,770	29,196

Administrative expenses have increased during the first three and six months of 2003, compared to the same periods in 2002. This is primarily due to the fact that the Company has not had sustained operations since August 2001 and has been undertaking only those activities that are necessary to keep the Company in good standing while management seeks acquisition opportunities. We continue seeking acquisition opportunities, and we anticipate our general operating expenses will increase due to additional travel and possible consulting fees and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003 we had cash of $2,521 and a working capital deficit of 339,701, compared to cash of $5,481 and a working capital deficit of $496,728 at December 2002.

Funds used in operations for the six month period ended June 30, 2003 were $23,160, compared to funds used in operations of $27,303 for the six month period ended June 30, 2002.

Since inception, we have financed operations primarily through sales of equity securities, promissory notes and shareholder loans and have raised a total of $2,078,137 with $20,200 raised for the six month period ended June 30, 2003.

Our current operating cash expenditures are expected to be approximately $10,000 per month.

We will be required to raise additional funds to finance our current overhead requirements through the next twelve months. Our principal source of capital has been equity financing from investors and our founders. Meeting our future financing requirements is dependent on access to equity and debt capital markets. We may not be able to raise additional equity when required or on favorable terms that are not diluting to existing shareholders or obtain loans that have terms and conditions that the Company can perform under.

FINANCING ACTIVITIES

In the six months ended June 30, 2003, we were able to raise $20,200 in convertible promissory notes for the on going funding of the company. We were also able to dispose of the Canadian subsidiary of the company to a unrelated, non-connected third party, which resulted in the removal of the obligation for $219,846 of trade payables from the consolidated entity.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

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

Date: September 24, 2003	By: /s/ Peter Laipnieks Name: Peter Laipnieks Title: President