Form 10KSB
period 2003-12-31
NETMEASURE TECHNOLOGY INC
filed 2004-04-20
CIK 1073090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________

Commission file number 0-27675

NetMeasure Technology Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization)	86-0914695 (I.R.S. Employer Identification No.)

1715 Government St Victoria, BC (Address of principal executive offices)	V8W 1Z4 (Zip Code)

(250) 386-5501 (Issuer's Telephone Number, Including Area Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of $0.285, as of April 15, 2004 was $73,315.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock, as of April 15, 2004 was 545,696, which includes 15,810 shares that will be returned to treasury and cancelled.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes

; No

X

PART I

Item 1.

Description of Business.

GENERAL

NetMeasure Technology Inc. (referred to herein as “we”, “us” and "NetMeasure"), formerly, Powertech, Inc. ("Powertech"), was incorporated under the laws of the State of Nevada on May 4, 1998 with no specific business plan other than to merge with or to acquire an unspecified company.  The company neither owned nor leased any real or personal property, and had no specific business plan other than to engage in a merger or acquisition with an unidentified company.  On February 12, 1999, NetMeasure purchased all the issued and outstanding shares of NetMeasure Technology (Canada) Inc. ("NetMeasure (Canada)"), formerly NetSentry Technology, Inc. Unless the context otherwise indicates or requires, NetMeasure and NetMeasure (Canada), its wholly-owned subsidiary, are referred to in this annual report as the "Company."

Because it was not able to secure the necessary financing to continue operations, on April 24, 2001 the Company announced that it entered into an agreement to sell all the assets of NetMeasure (Canada) to a private company, Tisai Inc. (“Tisai”), a Delaware corporation, whose CEO was a former Division Manager with Hewlett Packard. However, Tisai was unable to secure the necessary funds to complete the sale and the Company was forced to discontinue its development and marketing activities at the end of August 31, 2001.

It is uncertain that the Company will be able to continue as a going concern.  At December 31, 2003, the Company had minimal cash, no operations and only one employee, the Company's CEO.  The Company is presently funded by shareholder loans and promissory notes.  The Company sold its subsidiary, NetMeasure (Canada), on May 23, 2003, to effectively eliminate the asset from the balance sheet which was previously written off.  NetMeasure (Canada) was sold to a numbered British Columbia corporation that is not affiliated with the Company or its sole officer and director, for $1.00.

As a result of not having the funds to continue to develop its technologies and being unsuccessful in finding a purchaser for its intellectual property, in 2001 the Company wrote off goodwill associated with the technology.

In early 2002, the Company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates. The Company’s Board of Directors plans to continue its search to find another operating company with which to merge.

EMPLOYEES

As of December 31,2003, the Company’s only employee was its President and CEO, who has been working part-time on the business of the Company.

Item 2.

Description of Property.

The Company currently does not directly own or lease any office space.  The Company’s President provides use of his own office space for the Company’s use at the rate of $1,000. CDN per month.

Item 3.

Legal Proceedings.

There are no material legal proceedings pending to which the Company is a party or to which any of its property is the subject.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company has not held an annual shareholders meeting since May 2002.  The Company intends that during the second quarter of fiscal year 2004 it will call and provide notice of an annual shareholders meeting to be held later during fiscal year 2004.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

The Company's common stock trades on the OTC/BB under the symbol "NMTH". Following is a report of high and low bid prices for the last two fiscal years.

Year 2003	High	Low
4th Quarter ended 12/31/03	$0.20	$0.06
3rd Quarter ended 9/30/03	$0.08	$0.08
2nd Quarter ended 6/30/03	$0.08	$0.08
1st Quarter ended 3/31/03	$0.07	$0.07

Year 2002	High	Low
4th Quarter ended 12/31/02	0.11	0.07
3rd Quarter ended 9/30/02	0.15	0.11
2nd Quarter ended 6/30/02	1.45	0.15
1st Quarter ended 3/31/02	1.45	0.505

The information as provided for the years 2033 and 2002 was provided by Yahoo Finance's website. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 14, 2004, there were 9 market makers in the Company’s stock. The last available reported trade by the OTC/BB prior to the filing of this report was April 12, 2004 at $0.45.

As of April 14, there were approximately 76 record holders of the Company’s stock.

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

Plan of Operation

The Company is actively looking for a company to merge with.  The Company will negotiate with its debt holders to eliminate as much of its debt as possible by converting it to equity.  The Company will continue to raise small amounts of money by borrowing money from shareholders.  The Company will need to raise $50,000 in cash to satisfy its operational needs.  This money will be used to keep all filings current and allow the Company’s President to continue looking for a private company to merge with to increase shareholder value.  Such amount would not cover the President’s salary of $67,500, which is currently being accrued.

The Company expects to do no independent product research or development in this fiscal year.

The Company will continue to  have only one employee, the President, who may hire additional consultants on occasion, to perform due diligence on prospective merger candidates.

Financial Condition

We have incurred losses since the inception of our business. We expect to continue to incur losses until  we realize revenues from the operations of a merger candidate.  We have been dependent on additional funding from lenders and investors to conduct operations. At December 31, 2003 we had accumulated losses of $2,943,080 compared to $2,974,134 at December 31, 2002. As of December 31, 2003, we had total current assets of $2,163 and total current liabilities of $570,207 or negative working capital of  $568,044.  At December 31, 2002, we had total current assets of $5,481 and total current liabilities of  $604,579 or negative working capital of $599,098. We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing.

We currently do not have sufficient cash or working capital to meet our operating needs.  We will need  $50,000 to meet our operating needs.  We will have to sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities.

Off-Balance Sheet Arrangements.

We do not have any off any off-balance sheet arrangements.

Item 7.

Financial Statements.

The following financial statements are included in this annual report:

Independent Auditors' Report on the Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Shareholders Equity

Notes to the Consolidated Financial Statements

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2003 and 2002

(Expressed in U.S. Dollars)

INDEPENDENT AUDITOR’S REPORT

To the Stockholders,

NetMeasure Technology Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of NetMeasure Technology Inc. (A Development Stage Company) as at December 31, 2003 and the statements of operations, cash flows and stockholders' equity (deficiency) for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of NetMeasure Technology Inc. as of December 31, 2002, and for the period from May 8, 1998 (Date of Inception) to December 31, 2002 were audited by other auditors whose report dated May 14, 2003 expressed an unqualified opinion on those financial statements.  Our opinion on the statement of operations, cash flows and stockholders’ equity (deficiency) for the period from May 4, 1998 (Date of Inception) to December 31, 2003, insofar as it relates to amounts for the prior periods through December 31, 2002, is based on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetMeasure Technology Inc. as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Amisano Hanson”
April 7, 2004	Chartered Accountants

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

BALANCE SHEETS

December 31, 2003 and 2002

(Expressed in U.S. Dollars)

ASSETS	2003	2002
Current
Cash	$ 2,163	$ 5,481

LIABILITIES
Current
Accounts payable and accrued liabilities – Notes 6 and 7	$ 313,143	$ 186,777
Due to related party – Note 6	12,077	-
Promissory notes payable – Note 4	117,023	110,636
Convertible promissory notes – Note 5	127,964	102,370
Current liabilities of discontinued operations – Note 3	-	204,796

	570,207	604,579

STOCKHOLDERS' DEFICIENCY
Capital stock – Notes 7 and 11
Authorized:
100,000,000 common shares at $0.001 par value
Issued:
407,696 shares (2002: 407,696)	408	408
Additional paid-in capital	1,760,378	1,760,378
Share subscriptions	614,250	614,250
Deficit accumulated during the development stage	(2,943,080)	(2,974,134)

	(568,044)	(599,098)

	$ 2,163	$ 5,481

Nature and Continuance of Operations – Note 1

Commitments – Notes 4 and 7

Subsequent Event – Note 11

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2003 and 2002

and for the period from May 4, 1998 (Date of Inception) to December 31, 2003

(Expressed in U.S. Dollars)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003

General and administrative
Advertising	$ 401	$ -	$ 401
Computer and office supplies	273	1,671	31,431
Consulting fees – Note 6	93,710	28,945	309,343
Interest and bank charges – Note 6	25,060	16,454	41,514
Professional fees	38,366	45,141	88,972
Rent – Note 6	4,022	-	4,022
Transfer agent fees	5,217	-	7,967
Travel	1,726	154	3,880

Loss before other items	(168,775)	(92,365)	(487,530)
Other items:
Foreign exchange gain	(8,167)	-	(8,167)
Forgiveness of debt	3,200	66,500	69,700
Interest income	-	49	49
Write-off of deferred acquisition costs	-	(66,500)	(66,500)

Loss from continuing operations	(173,742)	(92,316)	(492,448)

Income (loss) from discontinued operations – Note 3	204,796	-	(2,450,632)

Net income (loss) for the year	$ 31,054	$ (92,316)	$ (2,943,080)

Basic and diluted income (loss) per share
Loss from continuing operations	$ (0.37)	$ (0.23)

Income (loss) from discontinued continuing operations	$ 0.44	$ -

Income for the year	$ 0.07	$ (0.23)

Weighted average number of shares outstanding	407,696	407,696

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2003 and 2002

and for the period from May 4, 1998 (Date of Inception) to December 31, 2003

(Expressed in U.S. Dollars)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003
Operating activities
Net loss for the year	$ (173,742)	$ (92,316)	$ (492,448)
Foreign exchange	8,281	-	8,281
Write off of deferred acquisition costs	-	66,500	66,500
Forgiveness of debt	-	(66,500)	(66,500)
Interest on promissory note, payable in shares	-	-	1,250
Changes in non-cash operating working capital
Accounts receivables	-	13,119	-
Accounts payable and accrued liabilities	126,366	41,397	(255,578)

Cash used in operating activities	(39,095)	(37,800)	(738,495)

Investing Activities
Deferred acquisition costs	-	(66,500)	(66,500)
Advances to company controlled by a shareholder of the Company	-	-	(17,208)
Advances to discontinued operations of disposed subsidiaries	-	-	(1,235,235)

Cash used in investing activities	-	(66,500)	(1,318,943)

Financing Activities
Due to related party	12,077	-	12,077
Promissory notes	23,700	95,154	303,206
Shares issued for cash	-	-	1,258,691
Share subscriptions	-	13,000	613,000
Payment of promissory notes payable by subsidiary company	-	-	(127,373)

Cash provided by financing activities	35,777	108,154	2,059,601

…/Cont’d.

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.

Continued

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2003 and 2002

and for the period from May 4, 1998 (Date of Inception) to December 31, 2003

(Expressed in U.S. Dollars)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003

Increase (decrease) in cash from continuing operations	(3,318)	3,854	2,163
Increase in cash from discontinued operations – Note 3	-	-	-

Increase (decrease) in cash during the period	(3,318)	3,854	2,163

Cash, beginning of period	5,481	1,627	-

Cash, end of period	$ 2,163	$ 5,481	$ 2,163

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash items not included in cash flows:
Stock award compensation expense	$ -	$ -	$ 237,501
Shares issued under stock awards plan	$ -	$ -	$ 237,501
Shares issued for services	$ -	$ -	$ 111,938
Shares issued to acquire subsidiary	$ -	$ -	$ 152,656

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

From the May 4, 1998 (Date of Inception) to December 31, 2003

(Expressed in U.S. Dollars)

						Deficit
					Accrued	Accumulated
			Additional		Employee	During the
	Common Shares		Paid-in	Share	Stock	Development
	Number	Par Value	Capital	Subscriptions	Award	Stage	Total
Common stock issued to officers for services rendered	20,000	$ 20	$ 980	$ -	$ -	$ -	$ 1,000
Common stock issued by offering at $1.56 per share	99,000	99	154,589	-	-	-	154,688
Common stock issued by offering at $1.56 per share for services rendered	71,000	71	110,867	-	-	-	110,938
Net loss for the period from inception to December 31, 1998	-	-	-	-	-	(226,390)	(226,390)

Balance, December 31, 1998	190,000	190	266,436	-	-	(226,390)	40,236
Common stock issued for cash, net of issue costs of $33,247	16,196	16	978,987	-	-	-	979,003
Common stock issued at $1.56 per share on acquisition of NetMeasure Technology (Canada) Inc.	97,700	98	152,558	-	-	-	152,656
Accrued employee stock awards	-	-	-	-	387,665	-	387,665
Net loss for the year ended December 31, 1999	-	-	-	-	-	(1,132,851)	(1,132,851)

Balance, December 31, 1999	303,896	304	1,397,981	-	387,665	(1,359,241)	426,709
Share subscriptions received	-	-	-	600,000	-	-	600,000
Bonus shares to be issued under convertible promissory note	-	-	-	1,250	-	-	1,250
Accrued employee stock awards	-	-	-	-	411,962	-	411,962

See accompanying notes to the financial statements.

                            NETMEASURE TECHNOLOGY INC.

Continued

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

From the May 4, 1998 (Date of Inception) to December 31, 2003

(Expressed in U.S. Dollars)

						Deficit
					Accrued	Accumulated
			Additional		Employee	During the
	Common Shares		Paid-in	Share	Stock	Development
	Number	Par Value	Capital	Subscriptions	Award	Stage	Total

Shares issued under employee stock award plan	3,800	4	237,497	-	(237,501)	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	-	(1,503,517)	(1,503,517)

Balance, December 31, 2000	307,696	308	1,635,478	601,250	562,126	(2,862,758)	(63,596)
Common stock issued for cash at $1.25 per share	100,000	100	124,900	-	-	-	125,000
Accrued employee stock awards	-	-	-	-	(562,126)	-	(562,126)
Net loss for the year ended December 31, 2001	-	-	-	-	-	(19,060)	(19,060)

Balance, December 31, 2001	407,696	408	1,760,378	601,250	-	(2,881,818)	(519,782)
Share subscriptions received	-	-	-	13,000	-	-	13,000
Net loss for the year ended December 31, 2002	-	-	-	-	-	(92,316)	(92,316)

Balance, December 31, 2002	407,696	408	1,760,378	614,250	-	(2,974,134)	(599,098)
Net income for the year ended December 31, 2003	-	-	-	-	-	31,054	31,054

Balance, December 31, 2003	407,696	$ 408	$ 1,760,378	$ 614,250	$ -	$ (2,943,080)	$ (568,044)

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2003

(Expressed in U.S. Dollars)

Note 1

Nature and Continuance of Operations

The Company was incorporated as Powertech, Inc. under the laws of the State of Nevada on May 4, 1998 to engage in the business of internet software and hardware development. On January 4, 2000, the Company changed its name to NetMeasure Technology Inc.

On February 12, 1999, the Company acquired all the issued and outstanding common shares of NetMeasure Technology (Canada) Inc. (formerly NETSentry Technology Inc.), a Vancouver, Canada based company in business to develop and market technologies that assist network administrators in improving the efficiency, reliability and recoverability of Internet Protocol networks.  The Company’s efforts were devoted primarily to product development of its first product, ProbeNET which is a distributed network management software product. As a result of not having the funds to continue to develop its technologies, the Company also attempted unsuccessfully to try and sell its intellectual property. In light of these unsuccessful efforts, the Company wrote off goodwill associated with the technology during the year ended December 31, 2001.

The Company is a development stage company that has earned minimal revenues and that requires additional financing to develop and market its technologies.

During the year ended December 31, 2002, the Company secured a minimal amount of funding, which provided it with some time in which to find a merger partner. In addition, the Company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates (Note 7). At December 31, 2003, the Company had minimal cash, no operations and only one employee, the Company’s CEO. The Company’s Board of Directors plans to continue its search to find another operating company with which to merge. It is uncertain that the Company will be able to continue as a going concern.  On May 23, 2003, the Company disposed of its subsidiary (Note 3).

The financial statements have been prepared using generally accepted accounting principles applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at December 31, 2003, the Company had a working capital deficiency of $568,044, (which is not sufficient to meet its planned business objectives and ongoing operations for the next fiscal year).  The Company has accumulated losses of $2,943,080 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 2

Significant accounting policies

Management has prepared the financial statements of the Company in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates.  The financial statements have, in management’s opinion, been properly prepared using careful judgement with reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

a)

Principles of Consolidation

These financial statements include the accounts of the NetMeasure Technology Inc. and its wholly-owned subsidiary, NetMeasure Technology (Canada) Inc. on a consolidated basis for the year ended December 31, 2002.  The December 31, 2003 financial statements includes the subsidiary’s activity to the date of disposal, May 23, 2003.  All significant inter-company balances and transactions are eliminated.

b)

Development Stage

The Company is a development stage company as defined in Financial Accounting Standard Board Statement No. 7.

c)

Foreign Currency Translation

The Company’s functional currency is Canadian dollars as substantially all of the Company’s operations are in Canada.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting (“FAS”) No. 52.

Assets and liabilities are denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of difference exchange rates from period to period are included in the Comprehensive Income account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in Other Items on the Statement of Operations.

Note 2

Significant accounting policies – (cont’d)

d)

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“FAS”), No. 109 "Accounting for Income Taxes".  Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

e)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.

f)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturity of such instruments.  The carrying value of the convertible promissory notes payable, promissory notes payable and due to related party also approximate their fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

g)

Stock-based Compensation

The Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options on options granted to employees and directors.  Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date which is usually the date of grant.  Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options.  Stock options granted to non-employees are accounted for under FAS No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned.  Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS No. 123.

Note 2

Significant accounting policies – (cont’d)

h)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

i)

Revenue recognition

The Company recognizes software lease revenue as earned over the lease term.

Note 3

Discontinued Operations:

On May 23, 2003, the Company disposed of its wholly-owned subsidiary NetMeasure Technology (Canada) Inc. for cash consideration of $1.  Income and expenses related to NetMeasure Technology (Canada) Inc. has been included to the date of disposition.

The net gain on disposal is determined as follows:

Proceeds on disposal of subsidiary	$ 1

Net asset deficiency of subsidiary:
Accounts payable	(107,834)
Accrued liabilities	(112,015)

(219,849)

Net gain on disposal of subsidiary	$ 219,848

The Balance sheet at December 31, 2002 includes the following amounts related to the discontinued operations of NetMeasure Technology (Canada) Inc.:

December 31,
2002
Liabilities

Accounts payable and accrued liabilities	$ 204,796

Note 3

Discontinued Operations: – (cont’d)

The Statement of operations for the period ended December 31, 2003 and 2002 and for the period from May 4, 1998 (Date of Inception) to December 31, 2003 include the following amounts related to the discontinued operations of NetMeasure Technology (Canada) Inc. up-to the date of disposition:

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003
Revenue	$ -	$ -	$ 6,125

Marketing expenses
Advertising	-	-	5,862
Computer and office	-	-	3,479
Consulting fees	-	-	59,502
Salaries and benefits	-	-	272,765
Travel	-	-	56,088

	-	-	397,696

Product development
Consulting fees	-	-	74,667
Salaries and benefits	-	-	602,914
Travel	-	-	25,888

	-	-	703,469

General and administrative
Advertising	-	-	2,196
Bad debts	-	-	25,681
Transfer agent fees	-	-	42,967
Computer and office supplies	-	-	78,506
Consulting fees	-	-	83,006
Depreciation and amortization	-	-	252,483
Interest and bank charges	-	-	30,888
Professional fees	-	-	278,728
Rent	-	-	107,165
Salaries and benefits	-	-	242,325
Travel	-	-	19,873

	-	-	1,163,818

Total expenses	-	-	2,264,983

Note 3

Discontinued Operations: – (cont’d)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003
Loss before other items	-	-	(2,258,858)
Other items:
Foreign exchange gain (loss)	(15,052)	-	(15,052)
Gain on disposal of subsidiary	219,848	-	219,848
Interest income	-	-	22,107
Loss on disposition of capital assets	-	-	(40,318)
Stock award compensation	-	-	(237,501)
Write-down of capital assets and goodwill	-	-	(140,858)

Income (loss) from discontinued operations	$ 204,796	$ -	$ (2,450,632)

The Statement of Cash flow for the years ended December 31, 2003 and 2002 and for the period from May 4, 1998 (Date of Inception) to December 31, 2003 include the following amounts related to the discontinued operations of NetMeasure Technology (Canada) Inc. up-to the date of disposition:

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003

Operating activities
Net income (loss) for the year	$ 204,769	$ -	$ (2,450,632)
Loss on disposition of capital assets	-	-	40,318
Net gain on disposal of subsidiary	(219,848)	-	(219,848)
Write-down of capital assets and goodwill	-	-	140,858
Depreciation and amortization	-	-	252,483
Stock award compensation expense	-	-	237,501
Shares issued for services rendered	-	-	111,938

F-14

Note 3

Discontinued Operations: – (cont’d)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003
Change in non-cash operating working capital
Accounts receivables	-	-	18,309
Accounts payable and accrued liabilities	15,052	-	767,886

Cash used in operating activities	-	-	(1,101,187)

Investing Activities
Acquisition of capital assets	-	-	(192,947)
Proceeds from disposition of capital assets	-	-	24,786

Cash used in investing activities	-	-	(168,161)

Financing Activities
Cash assumed on acquisition of subsidiary	-	-	34,113
Advances from parent company	-	-	1,235,235

Cash provided by financing activities	-	-	1,269,348

Increase in cash from discontinued operations during the year	$ -	$ -	$ -

Note 4

Promissory Notes Payable

	2003	2002

Due on December 1, 2000. This note bears interest at 10% per annum plus a bonus of 1,000 shares of capital stock. This loan entitled the lender to receive options to acquire 40,960 additional common shares. These options expired on December 14, 2002.

	$ 75,000	$ 75,000

Due on demand to the Company’s former president: principal CDN. $20,000; interest at 15% per annum; secured by a fixed and floating charge over the Company assets. During the year ended December 31, 2003, the Company’s former president assigned this debt to various non-related parties.	15,426	13,106

Due on demand: Interest at 15% per annum; principal CDN. $20,000; secured by a first charge on the Company’s assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or CDN. $5,000 upon presentation of this note for payment.	15,426	12,500

Due on demand to the Company’s former president: Principal CDN. $8,000; interest at 15% per annum; secured by a first charge on the Company's assets. During the year ended December 31, 2003, the Company’s former president assigned this debt to various non-related parties.	6,171	5,030

Due on demand: Interest at 15% per annum; secured by a fixed and floating charge over the Company’s assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or $1,000 upon presentation of this note for payment.	5,000	5,000

	$ 117,023	$ 110,636

Note 5

Convertible Promissory Notes Payable

	2003	2002
Promissory note payable September 7, 2002 bearing interest at 10% per annum, unsecured, convertible into shares at $100 per share solely at the company's discretion at any time before maturity.	$ 49,255	$ 49,255

Promissory notes payable October 4, 2002 bearing interest at 10% per annum, unsecured, convertible into shares at $75 per share solely at the company's discretion at any time before maturity.	24,461	24,461

Promissory notes payable May 31, 2003 bearing interest at 10% per annum, unsecured, convertible into shares at $0.25 per share solely at the company's discretion at any time before maturity.	30,548	28,654

Promissory notes payable March 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company’s discretion at any time before maturity.	10,000	-

Promissory notes payable March 31, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company’s discretion at any time before maturity.	7,500	-

Promissory notes payable June 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company's discretion at any time before maturity.	3,200	-

Promissory notes payable November 21, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the company's discretion at any time before maturity.	3,000	-

	$ 127,964	$ 102,370

Note 6

Related Party Transactions – Note 4

The Company incurred the following expense charges by directors or a company controlled by a former director.

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003
Consulting fees	$ 70,710	$ 28,945	$ 99,655
Interest and bank charged	1,228	4,584	5,812
Rent	4,022	-	4,022

	$ 75,960	$ -	$ 109,488

These charges were measured by the exchange amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities at December 31, 2003 is $156,148 (2002:  $81,982) owing to a director of the Company and a company controlled by a former director of the Company.

The amounts due to related party is due to an officer of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in promissory notes payable at December 31, 2003 is $17,088 (2002:  $30,636) owing to a director of the Company.  Accrued interest payable at December 31, 2003 includes $5,977 (2002:  $8,480) in respect to this promissory note.

Note 7

Capital Stock – Note 11

Share consolidation:

On March 18, 2002, the Board of Directors authorized a 1 for 50 reverse stock split. Effective April 8, 2002, one new share of common stock was issued for each 50 shares of previously issued and outstanding common stock. Except for information disclosed in the statement of stockholders' equity (deficiency), the reverse stock split has been given retroactive effect in these financial statements.

On January 22, 2004, the Company approved an increase in the authorized capital stock to 100,000,000 common shares effective February 24, 2004.

Note 7

Capital Stock – Note 11 – (cont’d)

Commitments:

	2003		2002
	Number		Number
Share subscriptions	of Shares	Amount	of Shares	Amount
Units issued at $100 per unit. Each unit consists of one common share and one share purchase warrant that entitled the unitholder to purchase a share of the Company’s common stock for $125. The warrants expired on March 1, 2002	6,000	$ 600,000	6,000	$ 600,000

Bonus shares issuable in connection with $75,000 promissory note (Note 4)	1,000	1,250	1,000	1,250

Shares to be issued for cash received in 2002	130,000	13,000	130,000	13,000

	137,000	$ 614,250	137,000	$ 614,250

2003 Stock option plan and Stock award plan

The Company authorized a stock option and award plan of 1,200,000 common shares at $0.05 per share.  The plan allows the company the ability to attract and retain highly qualified and experienced directors and consultants.  At December 31, 2003, no options have been awarded.

Accounts payable

The Company has agreed to issue 360,000 common shares to settle $18,000 included in accounts payable at December 31, 2003.

Promissory notes

Note 4

Note 8

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$ 513,000
Less valuation allowance	(513,000)

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 9

Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss.  At December 31, 2003 the Company has net operating loss carryforwards, which expire commencing in 2018, totalling approximately $1,511,000, the benefit of which has not been recorded in the financial statements.

Note 10

Comparative Figures

Certain comparative figures have been restated to conform with the presentation adopted in the current year.

Note 11

Subsequent Event

On January 16, 2004 the Company issued 137,500 common shares of the Company in respect to share subscriptions outstanding at December 31, 2003.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 31, 2003, Grant Thornton LLP (“Grant Thornton”), the principal accountant previously engaged to audit the Corporation’s financial statements, resigned as auditors of NetMeasure Technology, Inc. (the "Corporation").   Grant Thornton audited the Company's consolidated financial statements for our two most recent fiscal years ended December 31, 2002.

The report of Grant Thornton accompanying the audit for our two most recent fiscal years ended December 31, 2002 was not qualified or modified as to audit scope or accounting principles. However, such report did contain a modification with regards to the entity's ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2002, and during the subsequent interim period preceding the date of resignation there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure.

During our two most recent fiscal years ended December 31, 2002, and during the subsequent interim period preceding the date of resignation there were no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B") except that Grant Thornton notified the Company that, in connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2002, it identified certain deficiencies involving internal control it considered to be significant deficiencies.

Grant Thornton formally notified the Company of these deficiencies on May 20, 2003. The Company has authorized Grant Thornton to discuss the subject matter of each significant deficiency identified with the successor auditor subsequently engaged as the principal accountant to audit the Company’s financial statements. The Company is in the process of taking the necessary steps to address each of the deficiencies identified by Grant Thornton.

Grant Thornton reviewed this Form 8-K with respect to the aforesaid disclosure and was provided the opportunity to furnish a letter with respect thereto, stating whether Grant Thornton agrees with the above statement. A copy of that letter dated September 4, 2003 was filed as an Exhibit to this Amendment No. 1 to Form 8-K.

On August 21, 2003, the Board of Directors of the Company appointed Amisano Hanson as the Company's new independent accountants.

During its two most recent fiscal years ended December 31, 2002, the Company did not consult with Amisano Hanson regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did the Company consult with Amisano Hanson with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

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

Peter Laipnieks has been the President of the Company since April 24, 2003.  Before that, he served as the Company’s Vice President.  Mr. Laipnieks is also the founder and President of Alliance Corporate Services, which provides capital market advisory services to public and private companies. He prepares and implements investor and public relations strategies and assists and advises on corporate financings and in taking private companies public. Mr. Laipnieks has assisted over 40 public companies develop their investor relations strategy over the last 8 years, which included assisting with private placements for many of them. Previously, Mr. Laipnieks served as the Executive Director of the Travel Service Division with the Government of British Columbia from where he was responsible for three branches with an annual operating budget of $13,000,000 and 100 employees in five cities. Mr. Laipnieks has held several senior government positions and managed his own consulting practice.  Mr. Laipnieks holds a Bachelor of Arts from Wilfrid Laurier University and a Masters of Arts, specializing in Economic Geography and Marketing, from the University of Alberta.

By virtue of his positions and beneficial ownership of shares, Mr. Laipnieks may be deemed a "control person" and a "parent" of the Company, within the definition of those terms in Rule 12b-2 of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

All Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were, to the best of our knowledge, timely complied with.

Code of Ethics

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company is in the midst of preparing a code of ethics but it has not yet been completed.   Upon completion and adoption, the Company intends to will a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its next periodic report after adaptation of a Code of Ethics. The code of ethics will be posted upon establishment of a website by the Company.

Item 10.

Executive Compensation.

None of Mr. Laipnieks, the Company’s Chief Executive Officer for the last fiscal year, nor Mr. Randy Voldeng, the Company’s Chief Executive Officer for the 2002 and 2001 fiscal years, nor any other executive officer of the Company, received compensation (total salary and bonus) in excess of US $100,000 in any fiscal year since inception.  In 2003, Mr. Laipnieks earned compensation of $67,500, all of which was accrued.  In 2002, Mr. Voldeng, former Chief Executive Officer, received compensation of $3,210; in year 2002, Mr. Voldeng received compensation of $28,945; and in year 2001, Mr. Voldeng received compensation of $18,750.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of April 15, 2004 for:

-	each of our directors and executive officers individually;
-	each person or group that we know owns beneficially more than 5% of our common stock; and
-	all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power.  The rule also deems common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.  The applicable percentage of ownership for each shareholder is based on 545,696 shares of common stock outstanding as of April 15, 2004, together with applicable options for that shareholder.  Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Peter Laipnieks, President and member of the Board of Directors 1715 Government St Victoria, BC V8W 1Z4	65,000	11.9%
Officers & Directors as a group	65,000	11.9%

Nolene Campbell County Monaghan Ireland	100,000	18.3%
Shawn Carry 617 – 18th Street, S.W. Medicine Hat, AB T1A 7Y1	65,000	11.9%
Randy Voldeng 122 Howe Street Vancouver, BC V8V 4K4	58,450	10.7%
Dragos Ruiu 10966 84th Avenue Edmonton, Alberta T6S 0V4	48,850	9.0%

As of the filing date of this report on Form 10-KSB, there are no arrangements which may result in a change in control.

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

(b)

Reports on Form 8-K.  None.

Item 14.

Principal Auditors Fees.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP and Amisano Hanson for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Grant Thornton LLP and Amisano Hanson in connection with statutory and regulatory filings or engagements were $22,419 ($9,790 for Amisano Hanson and $12,629 for Grant Thornton LLP) for the fiscal year ended 2003 and $14,678 for Grant Thornton LLP, for the fiscal year ended 2002.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2003 and 2002.

Tax Fees

There were no fees for tax related services for the fiscal years ended 2003 and 2002.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the Company’s auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC. By /s/ Peter Laipnieks Peter Laipnieks, President

Date April 19, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC. By /s/ Peter Laipnieks Peter Laipnieks, Director, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date April 19, 2004