Form 10QSB
period 2004-03-31
NETMEASURE TECHNOLOGY INC
filed 2004-05-24
CIK 1073090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2004

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 0-17232

NETMEASURE TECHNOLOGY INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0914695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1715 Government Street

Victoria, B.C.  V8W 1Z4

 (Address of principal executive offices)

(250) 386-5501

(Issuer’s telephone number)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X

No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

545,196 shares of common stock, $0.001 par value, as of  May 21, 2004

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the financial statements and footnotes thereto included in  the Company’s Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission on April 20, 2004.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(Stated in US Dollars)

(Unaudited)

	March 31,	December 31,
ASSETS	2004	2003
Current
Cash	$ 1,436	$ 2,163

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 346,891	$ 313,143
Due to related party	17,077	12,077
Promissory notes payable – Note 3	117,023	117,023
Convertible promissory notes – Note 4	127,964	127,964

	608,955	570,207

STOCKHOLDERS' DEFICIENCY
Capital stock – Note 5
Authorized:
100,000,000 common shares at $0.001 par value
Issued:
545,196 shares (2003: 407,696)	546	408
Additional paid-in capital	2,374,490	1,760,378
Share subscriptions	-	614,250
Deficit accumulated during the development stage	(2,982,555)	(2,943,080)

	(607,519)	(568,044)

	$ 1,436	$ 2,163

Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three month period ended March 31, 2004 and 2003

 and for the period from May 4, 1998 (Date of Inception) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
	Three months ended March 31,		March 31,
	2004	2003	2004

General and administrative
Advertising	$ 71	$ -	$ 472
Computer and office supplies	44	-	31,475
Consulting fees	22,500	14,960	331,843
Interest and bank charges	7,076	3,072	48,590
Professional fees	3,640	10,172	92,612
Rent	2,104	-	6,126
Transfer agent fees	2,339	-	10,306
Travel	1,701	605	5,581

Loss before other items	(39,475)	(28,809)	(527,005)
Other items:
Foreign exchange gain	-	-	(8,167)
Forgiveness of debt	-	-	69,700
Interest income	-	-	49
Write-off of deferred acquisition costs	-	-	(66,500)

Loss from continuing operations	(39,745)	(28,809)	(531,923)

Loss from discontinued operations	-	-	(2,450,632)

Net loss for the period	$ (39,745)	$ (28,809)	$ (2,982,555)

Basic and diluted loss per share
Loss from continuing operations	$ (0.08)	$ (0.06)

Loss from discontinued continuing operations	$ -	$ -

Loss for the period	$ (0.08)	$ (0.06)

Weighted average number of shares outstanding	522,531	407,696

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS CASH FLOWS

for the three month period ended March 31, 2004 and 2003

 and for the period from May 4, 1998 (Date of Inception) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
	Three months ended March 31,		March 31,
	2004	2003	2004
Operating activities
Net loss for the year	$ (39,475)	$ (25,809)	$ (531,923)
Foreign exchange	-	-	8,281
Write off of deferred acquisition costs	-	-	66,500
Forgiveness of debt	-	-	(66,500)
Interest on promissory note, payable in shares	-	-	1,250
Changes in non-cash operating working capital
Accounts payable and accrued liabilities	33,748	15,677	(221,830)

Cash used in operating activities	(5,727)	(10,132)	(744,222)

Investing Activities
Deferred acquisition costs	-	-	(66,500)
Advances to company controlled by a shareholder of the Company	-	-	(17,208)
Advances to discontinued operations of disposed subsidiaries	-	-	(1,235,235)

Cash used in investing activities	-	-	(1,318,943)

Financing Activities
Due to related party	5,000	-	17,077
Promissory notes	-	10,000	303,206
Shares issued for cash	-	-	1,258,691
Share subscriptions	-	-	613,000
Payment of promissory notes payable by subsidiary company	-	-	(127,373)

Cash provided by financing activities	5,000	10,000	2,064,601

SEE ACCOMPANYING NOTES

…/Cont’d.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three month period ended March 31, 2004 and 2003

 and for the period from May 4, 1998 (Date of Inception) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			March 31,
	2004	2003	2004

Increase (decrease) in cash from continuing operations	(727)	(132)	1,436

Increase (decrease) in cash during the period	(727)	(132)	1,436

Cash, beginning of period	2,163	5,481	-

Cash, end of period	$ 1,436	$ 5,349	$ 1,436

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash items not included in cash flows:
Stock award compensation expense	$ -	$ -	$ 237,501
Shares issued under stock awards plan	$ -	$ -	$ 237,501
Shares issued for services	$ -	$ -	$ 111,938
Shares issued to acquire subsidiary	$ -	$ -	$ 152,656
Shares issued under share subscriptions	$ 614,250	$ -	$ 614,250

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

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

SEE ACCOMPANYING NOTES

…/Cont’d.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

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

SEE ACCOMPANYING NOTES                                             …/Cont’d.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

						Deficit
					Accrued	Accumulated
			Additional		Employee	During the
	Common Shares		Paid-in	Share	Stock	Development
	Number	Par Value	Capital	Subscriptions	Award	Stage	Total

Net income for the year ended December 31, 2003	-	-	-	-	-	31,054	31,054

Balance, December 31, 2003	407,696	408	1,760,378	614,250	-	(2,943,080)	(568,044)
Common stock issued	137,500	138	614,112	(614,250)	-	-	-
Net loss for the period ended March 31, 2004	-	-	-	-	-	(39,475)	(39,475)

Balance, March 31, 2004	545,196	$ 546	$ 2,374,490	$ -	$ -	$ (2,982,555)	$ (607,519)

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim three month financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s December 31, 2003 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at March 31, 2004, the Company has a working capital deficiency of $607,519, which is not sufficient to meet its planned business objective or ongoing operations for the next fiscal year.  The Company has accumulated losses of $2,982,555 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Promissory Notes Payable

	2004	2003

Due on December 1, 2000. This note bears interest at 10% per annum plus a bonus of 1,000 shares of capital stock. This loan entitled the lender to receive options to acquire 40,960 additional common shares. These options expired on December 14, 2002.

	$ 75,000	$ 75,000

Due on demand to the Company’s former president: principal CDN. $20,000; interest at 15% per annum; secured by a fixed and floating charge over the Company assets. During the year ended December 31, 2003, the Company’s former president assigned this debt to various non-related parties.	15,426	15,426

Due on demand: Interest at 15% per annum; principal CDN. $20,000; secured by a first charge on the Company’s assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or CDN. $5,000 upon presentation of this note for payment.	15,426	15,426

Due on demand to the Company’s former president: Principal CDN. $8,000; interest at 15% per annum; secured by a first charge on the Company's assets. During the year ended December 31, 2003, the Company’s former president assigned this debt to various non-related parties.	6,171	6,171

Due on demand: Interest at 15% per annum; secured by a fixed and floating charge over the Company’s assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or $1,000 upon presentation of this note for payment.	5,000	5,000

	$ 117,023	$ 117,023

Note 4

Convertible Promissory Notes Payable

	2004	2003
Promissory note payable September 7, 2002 bearing interest at 10% per annum, unsecured, convertible into shares at $100 per share solely at the company's discretion at any time before maturity.	$ 49,255	$ 49,255

Promissory notes payable October 4, 2002 bearing interest at 10% per annum, unsecured, convertible into shares at $75 per share solely at the company's discretion at any time before maturity.	24,461	24,461

Promissory notes payable May 31, 2003 bearing interest at 10% per annum, unsecured, convertible into shares at $0.25 per share solely at the company's discretion at any time before maturity.	30,548	28,654

Promissory notes payable March 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company’s discretion at any time before maturity.	10,000	10,000

Promissory notes payable March 31, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company’s discretion at any time before maturity.	7,500	7,500

Promissory notes payable June 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company's discretion at any time before maturity.	3,200	3,200

Promissory notes payable November 21, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the company's discretion at any time before maturity.	3,000	3,000

	$ 127,964	$ 127,964

Note 5

Capital Stock -Notes 3 and 4

Authorized Capital Stock:

On January 22, 2004, the Company approved an increase in the authorized capital stock to 100,000,000 common shares effective February 24, 2004.

Commitment:

The Company has agreed to issue 360,000 common shares to settle $18,000 included in accounts payable at March 31, 2004.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

As of March 31, 2004, the Company had not undergone a significant change in its financial condition since December 31, 2003.  As of December 31, 2003, the Company had total assets, which consisted of cash only, in the amount of $2,163 and as of March 31, 2004, it had total assets, which consisted of cash only, in the amount of $1,436.

The Company will need to raise approximately $50,000 USD to finance its operations for the next twelve month period.  The Company currently does not have any particular prospects or plans to raise such capital.  There are no guarantees that such financing can be achieved at this time.  The Company has not entered into discussions with any particular funding source regarding such fundraising.

Balance Sheet Data:

	March 31, 2004	December 31, 2003
Cash	$1,436	2,163
Total assets	$1,436	2,163
Accounts payable	$346,891	313,143
Due to Related Party	$17,077	12,077
Promissory notes	$117,023	117,023
Convertible promissory notes	$127,964	127,964
Total stockholders’ equity	$(607,519)	(568,044)

RESULTS OF OPERATIONS

Revenues

The Company earned no revenues for the three months ended March 31, 2004, and earned no revenues during the same period from the previous year.  The Company has no revenue producing operations since August 2001.

Expenses

Statement of Operations Data:

	THREE MONTH PERIOD ENDED MARCH 31, 2004	THREE MONTH PERIOD ENDED MARCH 31, 2003
Net Sales	$-0-	$-0-
Loss from operations	($39,745)	($28,809)
Net Income (loss)	($39,745)	($28,809)
Net Income (loss) per common share	($0.08)	($0.06)
Weighted average common shares outstanding	522,531	407,696

During the three months ended March 31, 2004 and 2003, we incurred operating expenses of $39,745 and $28,809, respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED MARCH 31, 2004	THREE MONTH PERIOD ENDED MARCH 31, 2003
Bank charges and interest	$ 7,076	$ 3,072
Consulting fees	$ 22,500	$ 14,960
Computer & office supplies	44	-
Rent and Transfer Agent Fees	4,443	-
Travel and Advertising	$ 1,772	$ 605
Professional fees	$ 3,640	$ 10,172
TOTAL	$ 39,475	$ 28,809

Other administrative expenses have not substantially changed during the first three months of 2004, compared to the same period in 2003.  This is primarily due to the fact that the Company has not had sustained operations since August 2001 and has been undertaking only those activities that are necessary to keep the Company in good standing while management seeks acquisition opportunities.  As we continue seeking acquisition opportunities, we anticipate our general operating expenses will increase due to additional travel and possible consulting fees and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004 we had cash of $1,436 and a working capital deficit of ($607,519), compared to cash of $2,163 and a working capital deficit of ($568,044) at December 31, 2003.

Funds used in operations for the first three months of 2004 were $5,727, compared to funds used in operations of  $10,132 for the first three months of 2003.

Since inception, we have financed operations primarily through sales of equity securities, promissory notes and shareholder loans and have raised a total of $2,064,601, with $5,000 raised for the three month period ended March 31, 2004.

 Our current operating cash expenditures are expected to be approximately $6,000.00 per month.

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

REPORT OF MANAGEMENT’S RESPONSIBILITY

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to

Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

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

PART II – OTHER INFORMATION

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

Date: May 21, 2004

By:   /s/ Peter Laipnieks

Name:

Peter Laipnieks

Title:

President