Form 10QSB
period 2004-06-30
NETMEASURE TECHNOLOGY INC
filed 2004-08-23
CIK 1073090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2004

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

Vancouver, B.C.  V8W 1Z4

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

545,196 shares of common stock, $0.001 par value, as of August 23, 2004

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the financial statements and footnotes thereto included in  the Company’s Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Stated in US Dollars)

(Unaudited)

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(Stated in US Dollars)

(Unaudited)

	June 30,	December 31,
ASSETS	2004	2003
Current
Cash	$ 179	$ 2,163

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 376,750	$ 313,143
Due to related party	22,077	12,077
Promissory notes payable – Note 4	117,023	117,023
Convertible promissory notes – Note 5	127,964	127,964

	643,814	570,207

STOCKHOLDERS' DEFICIENCY
Capital stock – Note 6
Authorized:
100,000,000 common shares at $0.001 par value
Issued:
545,196 shares (2003: 407,696)	546	408
Additional paid-in capital	2,374,490	1,760,378
Share subscriptions	-	614,250
Deficit accumulated during the development stage	(3,018,671)	(2,943,080)

	(643,635)	(568,044)

	$ 179	$ 2,163

Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six month periods ended June 30, 2004 and 2003 and for the period from May 4, 1998 (Date of Inception) to June 30, 2004

(Stated in US Dollars)

(Unaudited)

					For the period
					from May 4,
					1998 (Date of
	Three months ended		Six months ended		Inception) to
	June 30		June 30,		June 30,
	2004	2003	2004	2003	2004
General and administrative
Advertising	$ -	$ 323	$ 71	$ 323	$ 472
Computer and office supplies	101	249	145	249	31,576
Consulting fees	18,000	27,250	40,500	42,210	349,843
Interest and bank charges	7,024	8,772	14,100	11,844	55,614
Professional fees	4,460	2,752	8,100	12,924	97,072
Rent	1,771	-	3,875	-	7,897
Transfer agent fees	1,151	3,175	3,490	3,175	11,457
Travel	3,609	449	5,310	1,054	9,190

Loss before other items	(36,116)	(42,970)	(75,591)	(71,779)	(563,121)
Other items:
Foreign exchange gain	-	(14,440)	-	(14,440)	(8,167)
Forgiveness of debt	-	3,200	-	3,200	69,700
Interest income	-	-	-	-	49
Write-off of deferred acquisition costs	-	-	-	-	(66,500)

Loss from continuing operations	(36,116)	(54,210)	(75,591)	(83,019)	(568,039)
Gain (loss) from discontinued operations – Note 3	-	219,846	-	219,846	(2,450,632)

Net (loss) income for the period	$ (36,116)	$ 165,636	$ (75,591)	$ 136,827	$ (3,018,671)

Basic and diluted loss per share
Income (loss) from continuing Operations	$ (0.07)	$ (0.13)	$ (0.14)	$ (0.20)

Income (loss) from Discontinued continuing operations	$ -	$ 0.54	$ -	$ 0.54

Income (loss) for the period	$ (0.07)	$ 0.41	$ (0.14)	$ 0.34

Weighted average number of shares outstanding	545,196	407,696	533,924	407,696

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS CASH FLOWS

for the six month period ended June 30, 2004 and 2003

 and for the period from May 4, 1998 (Date of Inception) to June 30, 2004

(Stated in US Dollars)

(Unaudited)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
	Six months ended June 30,		June 30,
	2004	2003	2004
Operating activities
Net loss for the period from continuing operations	$ (75,591)	$ (83,019)	$ (568,039)
Foreign exchange	-	-	8,281
Write off of deferred acquisition costs	-	-	66,500
Forgiveness of debt	-	(3,200)	(66,500)
Interest on promissory note, payable in shares	-	-	1,250
Changes in non-cash operating working capital
Accounts payable and accrued liabilities	63,607	63,059	(191,971)

Cash used in operating activities	(11,984)	(23,160)	(750,479)

Investing Activities
Deferred acquisition costs	-	-	(66,500)
Advances to company controlled by a shareholder of the Company	-	-	(17,208)
Advances to discontinued operations of disposed subsidiaries	-	-	(1,235,235)

Cash used in investing activities	-	-	(1,318,943)

Financing Activities
Due to related party	10,000	-	22,077
Promissory notes	-	20,200	303,206
Shares issued for cash	-	-	1,258,691
Share subscriptions	-	-	613,000
Payment of promissory notes payable by subsidiary company	-	-	(127,373)

Cash provided by financing activities	10,000	20,200	2,069,601

…/Cont’d.

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six month period ended June 30, 2004 and 2003

 and for the period from May 4, 1998 (Date of Inception) to June 30, 2004

(Stated in US Dollars)

(Unaudited)

For the period
from May 4,
1998 (Date of
Inception) to
	Six months ended June 30,		June 30,
	2004	2003	2004

Increase (decrease) in cash during the period	(1,984)	(2,960)	179

Cash, beginning of period	2,163	5,481	-

Cash, end of period	$ 179	$ 2,521	$ 179

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash items not included in cash flows:
Stock award compensation expense	$ -	$ -	$ 237,501
Shares issued under stock awards plan	$ -	$ -	$ 237,501
Shares issued for services	$ -	$ -	$ 111,938
Shares issued to acquire subsidiary	$ -	$ -	$ 152,656
Shares issued under share subscriptions	$ 614,250	$ -	$ 614,250

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to June 30, 2004

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

…/Cont’d.

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to June 30, 2004

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

…/Cont’d.

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to June 30, 2004

(Stated in US Dollars)

(Unaudited)

						Deficit
					Accrued	Accumulated
			Additional		Employee	During the
	Common Shares		Paid-in	Share	Stock	Development
	Number	Par Value	Capital	Subscriptions	Award	Stage	Total

Net income for the year ended December 31, 2003	-	-	-	-	-	31,054	31,054

Balance, December 31, 2003	407,696	408	1,760,378	614,250	-	(2,943,080)	(568,044)
Common stock issued	137,500	138	614,112	(614,250)	-	-	-
Net loss for the period ended June 30, 2004	-	-	-	-	-	(75,591)	(75,591)

Balance, June 30, 2004	545,196	$ 546	$ 2,374,490	$ -	$ -	$ (3,018,671)	$ (643,635)

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim six month financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s December 31, 2003 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at June 30, 2004, the Company has a working capital deficiency of $643,635, which is not sufficient to meet its planned business objective or ongoing operations for the next fiscal year.  The Company has accumulated losses of $3,018,671 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Discontinued Operations

On May 23, 2003, the Company disposed of its wholly-owned subsidiary NetMeasure Technology (Canada) Inc. for cash consideration of $1.  Income for the six months ended June 30, 2004 related to NetMeasure Technology (Canada) Inc. has been included to the date of disposition.

The net gain on disposal is determined as follows:

Proceeds on disposal of subsidiary	$ 1

Net asset deficiency of subsidiary:
Accounts payable	(107,834)
Accrued liabilities	(112,013)

(219,847)

Net gain on disposal of subsidiary	$ 219,846

Netmeasure Technology Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2004

(Stated In US dollars)

(Unaudited) – Page 2

Note 4

Promissory Notes Payable

	2004	2003

Due on December 1, 2000. This note bears interest at 10% per annum plus a bonus of 1,000 shares of capital stock. This loan entitled the lender to receive options to acquire 40,960 additional common shares. These options expired on December 14, 2002.

	$ 75,000	$ 75,000

Due on demand to the Company’s former president: principal CDN$20,000; interest at 15% per annum; secured by a fixed and floating charge over the Company assets. During the year ended December 31, 2003, the Company’s former president assigned this debt to various non-related parties.	15,426	15,426

Due on demand: Interest at 15% per annum; principal CDN$20,000; secured by a first charge on the Company’s assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or CDN$5,000 upon presentation of this note for payment.	15,426	15,426

Due on demand to the Company’s former president: Principal CDN$8,000; interest at 15% per annum; secured by a first charge on the Company's assets. During the year ended December 31, 2003, the Company’s former president assigned this debt to various non-related parties.	6,171	6,171

Due on demand: Interest at 15% per annum; secured by a fixed and floating charge over the Company’s assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or $1,000 upon presentation of this note for payment.	5,000	5,000

	$ 117,023	$ 117,023

Netmeasure Technology Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2004

(Stated In US dollars)

(Unaudited) – Page 3

Note 5

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

Netmeasure Technology Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2004

(Stated In US dollars)

(Unaudited) – Page 4

Note 6

Capital Stock – Notes 4 and 5

Authorized Capital Stock:

On January 22, 2004, the Company approved an increase in the authorized capital stock to 100,000,000 common shares effective February 24, 2004.

Commitment:

The Company has agreed to issue 360,000 common shares to settle $18,000 included in accounts payable at June 30, 2004.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

As of June 30, 2004, the Company had not undergone a significant change in its financial condition since December 31, 2003.  As of December 31, 2003, the Company had total assets, which consisted of cash only, in the amount of $2,163 and as of June 30, 2004, it had total assets, which consisted of cash only, in the amount of $179.

The Company will need to raise approximately $100,000 USD to finance its operations for the next twelve month period.  The Company currently does not have any particular prospects or plans to raise such capital.  There are no guarantees that such financing can be achieved at this time.  The Company has not entered into discussions with any particular funding source regarding such fundraising.

Balance Sheet Data:

	June 30, 2004	December 31, 2003
Cash	$179	2,163
Total assets	$179	2,163
Accounts payable & Accrued liabilities	$376,750	313,143
Due to related party	22,077	12,077
Promissory notes	$117,023	117,023
Convertible promissory notes	$127,964	127,964
Total stockholders’ equity	$(643,635)	(568,044)

RESULTS OF OPERATIONS

Revenues

The Company earned no revenues for the three month period ended June 30, 2004, and earned no revenues during the same period from the previous year.  The Company has no operations since August 2001.

Expenses

Statement of Operations Data:

	THREE MONTH PERIOD ENDED JUNE 30, 2004	THREE MONTH PERIOD ENDED JUNE 30, 2003
Net Sales	0	0
Loss from operations	36,116	54,210
Net Income (loss)	(36,116)	165,636
Net Income (loss) per common share	(0.07)	0.41
Weighted average common shares outstanding	545,196	407,696

During the three months ended June 30, 2004 and 2003, we incurred operating expenses of $36,116 and $39,770, respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED JUNE 30, 2004	THREE MONTH PERIOD ENDED JUNE 30, 2003
Bank charges and interest	7,024	8,772
Consulting fees	18,000	27,250
Computer & office supplies	101	249
Travel	3,609	449
Professional fees	4,460	2,752
Advertising and promotion	0	323
Transfer Agent Fees	1,151	3,175
Rent	1,771	0
TOTAL	36,116	42,790

Administrative expenses have slightly decreased during the first three and six months of 2004, compared to the same periods in 2003.  This is primarily due to the fact that the Company has not had sustained operations since August 2001 and has been undertaking only those activities that are necessary to keep the Company in good standing while management seeks acquisition opportunities.  We continue seeking acquisition opportunities, and we anticipate our general operating expenses will increase due to additional travel and possible consulting fees and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004 we had cash of $179 and a working capital deficit of $(643,635), compared to cash of $2,163 and a working capital deficit of $(568,064) at December 2003.

Funds used in operations for the six month period ended June 30, 2004 were $11,984, compared to funds used in operations of $23,160 for the six month period ended June 30, 2003.

Since inception, we have financed operations primarily through sales of equity securities, promissory notes and shareholder loans and have raised a total of $2,069,601with $10,000 raised for the six month period ended June 30, 2004.

 Our current operating cash expenditures are expected to be approximately $5,000 per month.

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

FINANCING ACTIVITIES

In the six months ended June 30, 2004, we were able to raise $10,000 in a shareholder loan for the on going funding of the Company.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

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

Date: August 23, 2004

By: /s/ Peter Laipnieks

Name:

Peter Laipnieks

Title:

President