Form 10QSB
period 2004-09-30
NETMEASURE TECHNOLOGY INC
filed 2004-11-10
CIK 1073090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2004

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

5,349,921 shares of common stock, $0.001 par value, as of October 29, 2004

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Unaudited Consolidated Financial Statements	2

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5 – 6

Consolidated Statements of Stockholders’ Deficit	7 – 9

Notes to Unaudited Consolidated Financial Statements	10 - 13

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Stated in US Dollars)

(Unaudited)

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(Stated in US Dollars)

(Unaudited)

	September 30,	December 31,
ASSETS	2004	2003
Current
Cash	$ 817	$ 2,163

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 198,827	$ 313,143
Due to related party	30,077	12,077
Promissory notes payable – Note 4	-	117,023
Convertible promissory notes payable – Note 5	23,700	127,964

	252,604	570,207

STOCKHOLDERS' DEFICIENCY
Capital stock – Note 6
Authorized:
100,000,000 common shares at $0.001 par value
Issued:
5,334,051 shares (2003: 407,696)	5,334	408
Additional paid-in capital	2,782,042	1,760,378
Share subscriptions	-	614,250
Deficit accumulated during the development stage	(3,039,163)	(2,943,080)

	(251,787)	(568,044)

	$ 817	$ 2,163

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine month periods ended September 30, 2004 and 2003 and for the period from May 4, 1998 (Date of Inception) to September 30, 2004

(Stated in US Dollars)

(Unaudited)

					For the period
					from May 4,
					1998 (Date of
	Three months ended		Nine months ended		Inception) to
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004
General and administrative
Advertising	$ -	$ -	$ 71	$ 323	$ 472
Computer and office supplies	-	-	145	249	31,576
Consulting fees	18,000	29,000	58,500	71,210	367,843
Interest and bank charges (recovery)	(6,629)	6,120	7,471	17,964	48,985
Professional fees	2,959	3,612	11,059	16,536	100,031
Rent	1,845	-	5,720	-	9,742
Transfer agent fees	1,019	1,139	4,509	4,314	12,476
Travel	982	-	6,292	1,054	10,172

Loss before other items	(18,176)	(39,871)	(93,767)	(111,650)	(581,297)
Other items:
Foreign exchange gain	(2,316)	(11)	(2,316)	(14,451)	(10,483)
Forgiveness of debt	-	-	-	3,200	69,700
Interest income	-	-	-	-	49
Write-off of deferred acquisition costs	-	-	-	-	(66,500)

Loss from continuing operations	(20,492)	(39,882)	(96,083)	(122,901)	(588,531)
Gain (loss) from discontinued operations – Note 3	-	-	-	219,846	(2,450,632)

Net (loss) income for the period	$ (20,492)	$ (39,882)	$ (96,083)	$ 96,945	$ (3,039,163)

Basic and diluted loss per share
Income (loss) from continuing operations	$ (0.02)	$ (0.10)	$ (0.14)	$ (0.30)

Income (loss) from discontinued continuing operations	$ -	$ -	$ -	$ 0.54

Income (loss) for the period	$ (0.02)	$ (0.10)	$ (0.14)	$ 0.24

Weighted average number of shares outstanding	1,325,988	407,696	701,690	407,696

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS CASH FLOWS

for the nine month period ended September 30, 2004 and 2003

 and for the period from May 4, 1998 (Date of Inception) to September 30, 2004

(Stated in US Dollars)

(Unaudited)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
	Nine months ended September 30,		September 30,
	2004	2003	2004
Operating activities
Net Income (loss) for the period from continuing operations	$ (96,083)	$ (122,901)	$ (588,531)
Foreign exchange	-	-	8,281
Write off of deferred acquisition costs	-	-	66,500
Forgiveness of debt	-	(3,200)	(66,500)
Interest on promissory note, payable in shares	-	-	1,250
Changes in non-cash operating working capital
Accounts payable and accrued liabilities	76,737	100,867	(178,841)

Cash used in operating activities	(19,346)	(25,234)	(757,841)

Investing Activities
Deferred acquisition costs	-	-	(66,500)
Advances to company controlled by a shareholder of the Company	-	-	(17,208)
Advances to discontinued operations of disposed subsidiaries	-	-	(1,235,235)

Cash used in investing activities	-	-	(1,318,943)

Financing Activities
Due to related party	18,000	5,000	30,077
Promissory notes	-	20,200	303,206
Shares issued for cash	-	-	1,258,691
Share subscriptions	-	-	613,000
Payment of promissory notes payable by subsidiary company	-	-	(127,373)

Cash provided by financing activities	18,000	25,200	2,077,601

…/Cont’d

SEE ACCOMPANYING NOTES

Continued

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine month period ended September 30, 2004 and 2003

 and for the period from May 4, 1998 (Date of Inception) to September 30, 2004

(Stated in US Dollars)

(Unaudited)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
	Nine months ended September 30,		September 30,
	2004	2003	2004

Increase (decrease) in cash from continuing operations	(1,346)	(34)	817

Increase (decrease) in cash from discontinued Operations – Note 3	-	-	-

Increase (decrease) in cash during the period	(1,346)	(34)	817

Cash, beginning of period	2,163	5,481	-

Cash, end of period	$ 817	$ 5,447	$ 817

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash transactions – Note 7

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to September 30, 2004

(Stated in US Dollars)

(Unaudited)

						Deficit
					Accrued	Accumulated
			Additional		Employee	During the
	Common Shares		Paid-in	Share	Stock	Development
	Number	Par Value	Capital	Subscriptions	Award	Stage	Total
Common stock issued to officers for services rendered	20,000	$ 20	$ 980	$ -	$ -	$ -	$ 1,000
Common stock issued by offering at $1.56 per share	99,000	9	154,589	-	-	-	154,688
Common stock issued by offering at $1.56 per share for services rendered	71,000	71	110,867	-	-	-	110,938
Net loss for the period from inception to December 31, 1998	-	-	-	-	-	(226,390)	(226,390)

Balance, December 31, 1998	190,000	190	266,436	-	-	(226,390)	40,236
Common stock issued for cash, net of issue costs of $33,247	16,196	16	978,987	-	-	-	979,003
Common stock issued at $1.56 per share on acquisition of NetMeasure Technology (Canada) Inc.	97,700	98	152,558	-	-	-	152,656
Accrued employee stock awards	-	-	-	-	387,665	-	387,665
Net loss for the year ended December 31, 1999	-	-	-	-	-	(1,132,851)	(1,132,851)

Balance, December 31, 1999	303,896	304	1,397,981	-	387,665	1,359,241)	426,709

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to September 30, 2004

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

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to September 30, 2004

(Stated in US Dollars)

(Unaudited)

						Deficit
					Accrued	Accumulated
			Additional		Employee	During the
	Common Shares		Paid-in	Share	Stock	Development
	Number	Par Value	Capital	Subscriptions	Award	Stage	Total

Net income for the year ended December 31, 2003	-	-	-	-	-	31,054	31,054

Balance, December 31, 2003	407,696	408	1,760,378	614,250	-	(2,943,080)	(568,044)
Common stock issued	137,500	138	614,112	(614,250)	-	-	-
Conversion of convertible promissory notes including accrued interest of $36,657	202,132	202	140,719	-	-	-	140,921
Pursuant to debt settlement agreements	4,586,723	4,586	266,833	-	-	-	271,419
Net loss for the nine months ended September 30, 2004	-	-	-	-	-	(96,083)	(96,083)

Balance, September 30, 2004	5,334,051	$ 5,334	$ 2,782,042	$ -	$ -	$ (3,039,163)	$ (251,787)

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim nine month financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s December 31, 2003 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at September 30, 2004, the Company has a working capital deficiency of $251,787, which is not sufficient to meet its planned business objective or ongoing operations for the next fiscal year.  The Company has accumulated losses of $3,039,163 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Note 3

Discontinued Operations – (cont’d)

Cash flows from discontinued operations are as follows:

	Nine months ended September 30,
	2004	2003
Operating Activities
Net income (loss) for the period	$ 219,846	$ -
Items not involving cash:
Gain on disposal of subsidiaries	(219,846)	-
Changes in non-cash working capital balances consist of:
Accounts payable and accrued liabilities	(1)	-

	(1)	-

Financing activity
Proceed from disposal of subsidiary	1	-

Decrease in cash from discontinued operations during the period	$ -	$ -

Note 4

Promissory Notes Payable

	2004	2003
Due on December 1, 2000. This note bears interest at 10% per annum plus a bonus of 1,000 shares of capital stock. This loan entitled the lender to receive options to acquire 40,960 additional common shares. These options expired on December 14, 2002.	$ -	$ 75,000

Due on demand to the Company’s former president; principal CDN$20,000; interest at 15% per annum; secured by a fixed and floating charge over the Company assets. During the year ended December 31, 2003, the Company’s former president assigned this debt to various non-related parties.	-	15,426

Note 4

Promissory Notes Payable – (cont’d)

Due on demand; Interest at 15% per annum; principal CDN$20,000; secured by a first charge on the Company’s assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or CDN$5,000 upon presentation of this note for payment.	-	15,426

Due on demand to the Company’s former president; principal CDN$8,000; interest at 15% per annum; secured by a first charge on the Company's assets. During the year ended December 31, 2003, the Company’s former president assigned this debt to various non-related parties.	-	6,171

Due on demand; interest at 15% per annum; secured by a fixed and floating charge over the Company’s assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or $1,000 upon presentation of this note for payment.	-	5,000

	$ -	$ 117,023

Note 5

Convertible Promissory Notes Payable

	2004	2003
Promissory note payable September 7, 2002 bearing interest at 10% per annum, unsecured, convertible into shares at $100 per share solely at the company's discretion at any time before maturity.	$ -	$ 49,255

Promissory notes payable October 4, 2002 bearing interest at 10% per annum, unsecured, convertible into shares at $75 per share solely at the company's discretion at any time before maturity.	-	24,461

Promissory notes payable May 31, 2003 bearing interest at 10% per annum, unsecured, convertible into shares at $0.25 per share solely at the company's discretion at any time before maturity.	-	28,654

Note 5

Convertible Promissory Notes Payable – (cont’d)

Promissory note payable March 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company’s discretion at any time before maturity. This note is in default.	10,000	10,000

Promissory note payable March 31, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company’s discretion at any time before maturity. This note is in default.	7,500	7,500

Promissory note payable June 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company's discretion at any time before maturity. This note is in default.	3,200	3,200

Promissory note payable November 21, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the company's discretion at any time before maturity.	3,000	3,000

	$ 23,700	$ 127,964

Note 6

Capital Stock – Notes 4 and 5

Authorized Capital Stock:

On January 22, 2004, the Company approved an increase in the authorized capital stock to 100,000,000 common shares effective February 24, 2004.

Note 7

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.  During the period ended September 30, 2004, the following transactions were excluded from the statement of cash flow:

–

The Company issued 137,500 common shares for $614,250, the proceeds of which were received in prior years and were included in share subscription at December 31, 2003.

–

The Company issued 202,132 common shares pursuant to the conversion of convertible promissory notes of $104,264 including accrued interest payable of $36,657.

–

The Company issued 3,386,723 common shares pursuant to debt settlement agreements in respect to $117,023 in promissory notes including accrued interest payable of $52,396.

–

The Company issued 1,200,000 common shares pursuant to the settlement of accounts payable of $102,000.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

As of September 30, 2004, the Company had not undergone a significant change in its financial condition since December 31, 2003.  As of December 31, 2003, the Company had total assets, which consisted of cash only, in the amount of $2,163 and as of September 30, 2004, it had total assets, which consisted of cash only, in the amount of  $817.

The Company will need to raise approximately $100,000 USD to finance its operations for the next twelve month period.  The Company currently does not have any particular prospects or plans to raise such capital.  There are no guarantees that such financing can be achieved at this time.  The Company has not entered into discussions with any particular funding source regarding such fundraising.

Balance Sheet Data:

	September 30, 2004	December 31, 2003
Cash	$817	2,163
Total assets	$817	2,163
Accounts payable & Accrued liabilities	$198,827	313,143
Due to related party	30,077	12,077
Promissory notes	$0	117,023
Convertible promissory notes	$23,700	127,964
Total stockholders’ equity	$(251,787)	(568,044)

RESULTS OF OPERATIONS

Revenues

The Company earned no revenues for the three month period ended September 30, 2004, and earned no revenues during the same period from the previous year.  The Company has had no operations since August 2001.

Expenses

Statement of Operations Data:

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003
Net Sales	0	0
Loss from operations	(20,492)	(39,882)
Net Income (loss)	(20,492)	(39,882)
Net Income (loss) per common share	(0.02)	(0.10)
Weighted average common shares outstanding	1,325,988	407,696

During the three months ended September 30, 2004 and 2003, we incurred operating expenses of $18,176 and $39,871, respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004	THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003
Bank charges and interest (recovery)	(6,629)	6,120
Consulting fees	18,000	29,000
Travel	982	0
Professional fees	2,959	3,612
Transfer Agent Fees	1,019	1,139
Rent	1,845	0
TOTAL	18,176	39,871

Administrative expenses have decreased during the first three and nine months of 2004, compared to the same periods in 2003.  This is primarily due to the fact that the Company has not had sustained operations since August 2001 and has been undertaking only those activities that are necessary to keep the Company in good standing while management seeks acquisition opportunities.  We continue seeking acquisition opportunities, and we anticipate our general operating expenses will increase due to additional travel and possible consulting fees and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 we had cash of $817 and a working capital deficit of $251,787, compared to cash of $2,163 and a working capital deficit of $568,044 at December 2003.

Funds used in operations for the nine month period ended September 30, 2004 were $19,346, compared to funds used in operations of $25,234 for the nine month period ended September 30, 2003.

Since inception, we have financed operations primarily through sales of equity securities, promissory notes and shareholder loans and have raised a total of $2,077,601 with $18,000 raised during the nine month period ended September 30, 2004.

Our current operating requirements are expected to be approximately $8,500 per month.

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

FINANCING ACTIVITIES

In the nine months ended September 30, 2004, we were able to raise $18,000 in a shareholder loan for the on going funding of the Company.

ITEM 3. CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Issuances Pursuant to Exemption found in Regulation S

(1) On September 20, 2004, the Company issued 3,588,855 restricted shares of common stock to twenty-six private investors as the result of such investors’ election to convert the debt owed to them by the Company. The aggregate amount of debt converted to shares of common stock was $310,340, including accrued interest.

(2) On January 16, 2004, the Company issued 137,500 restricted shares of common stock in exchange for $614,250 in cash and services, as follows:

-

6,000 shares were to three (3) investors in connection with a private placement offered by the Company in 2000;

-

130,500 shares were issued to three (2) individuals as a bonus for financing services provided to the Company in September 2002; and

-

1,000 shares were issued as a bonus to a loan agreement earned in December 2000.

Except as noted below, the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and we are required to refuse to register any transfer that does not comply with such requirements.

(b) Issuances made Pursuant to Exemption found in Regulation D

Of the issuances referred to in paragraph (a)(1) above, a total of 410,606 shares were issued to three (3) individuals residing in the Untied States. Of the issuances referred to in paragraph (a)(2) above, 500 shares were issued to one (1) individual residing in the Untied States.

These issuances of shares were exempt from registration pursuant to Rule 506 of Regulation D. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.

OTHER INFORMATION

Not Applicable.

ITEM 6.

EXHIBITS

Exhibit Index.  The following exhibits are filed with or incorporated by reference into this quarterly report:

Exhibit No.	Description	Filing Status
2(a)	Corporate Charter of Powertech, Inc.	*
2(a)(1)	Articles of Amendment of Articles of Incorporation *	*
2(b)	By-Laws of Powertech, Inc.	*
6(b)	Non- Competition Agreement dated February 12, 1999 between Randy Voldeng and NETSentry Technology Inc.	*
6(e)	Assignment Agreement dated December 23, 1998 between Dragos Ruiu and Dragostech.com Inc. and NETSentry Technology Inc.	*
6(g)	Asset Purchase and Sale Agreement made August 1998 between Dragostech.com Inc. and NETSentry Technology Inc.	*
31.1	Rule 12aq-14(a)/15D-14(a) Certification of Chief Executive Officer	Filed Herewith
32.1	Certification Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

*

Incorporated by reference to the same exhibit number in the Registrant's Form 10-SB, as amended, File Number 0-27675.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2004

By: /s/ Peter Laipnieks

Name:

Peter Laipnieks

Title:

President