Form 10KSB/A
period 2003-12-31
NETMEASURE TECHNOLOGY INC
filed 2005-01-14
CIK 1073090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Shareholders Equity

Notes to the Consolidated Financial Statements

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2003 and 2002

(Expressed in U.S. Dollars)

INDEPENDENT AUDITOR’S REPORT

To the Stockholders,

NetMeasure Technology Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of NetMeasure Technology Inc. (A Development Stage Company) as at December 31, 2003 and the statements of operations, cash flows and stockholders' equity (deficiency) for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of NetMeasure Technology Inc. as of December 31, 2002, and for the period from May 4, 1998 (Date of Inception) to December 31, 2002 were audited by other auditors whose report dated May 14, 2003 expressed an unqualified opinion on those financial statements.  Our opinion on the statement of operations, cash flows and stockholders’ equity (deficiency) for the period from May 4, 1998 (Date of Inception) to December 31, 2003, insofar as it relates to amounts for the prior periods through December 31, 2002, is based on the report of other auditors.

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

Vancouver, Canada	//s/ Amisano Hanson
April 7, 2004	Chartered Accountants

INDEPENDENT AUDITORS’ REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders of

NetMeasure Technology Inc.

   (A Development Stage Company)

We have audited the consolidated balance sheet of NetMeasure Technology Inc. (A Development Stage Company) as at December 31, 2002 and the consolidated statements of operations, cash flows and stockholders’ equity for the year then ended and for the period from May 4, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of December 31, 1999 and for the period from May 4, 1998 (inception) to December 31, 1999, were audited by other auditors who expressed an unqualified opinion in their report pertaining to such periods.  Our opinion on the consolidated statements of operations and cash flows for the period from May 4, 1998 (inception) to December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 1999, is based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of NetMeasure Technology Inc. as at December 31, 2002 and the results of its operations, its cash flows and its stockholders’ equity for the year then ended and for the period from May 4, 1998 (inception) to December 31, 2002 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Vancouver, Canada

May 14, 2003

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

(Expressed in U.S. Dollars)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003
Operating activities
Net loss for the year	$ (173,742)	$ (92,316)	$ (492,448)
Foreign exchange	8,281	-	8,281
Write off of deferred acquisition costs	-	66,500	66,500
Forgiveness of debt	(3,200)	(66,500)	(69,700)
Interest on promissory note, payable in shares	-	-	1,250
Changes in non-cash operating working capital
Accounts receivables	-	13,119	-
Accounts payable and accrued liabilities	129,566	41,397	(252,378)

Cash used in operating activities	(39,095)	(37,800)	(738,495)

Investing Activities
Deferred acquisition costs	-	(66,500)	(66,500)
Advances to company controlled by a shareholder of the Company	-	-	(17,208)
Advances to discontinued operations of disposed subsidiaries	-	-	(1,235,235)

Cash used in investing activities	-	(66,500)	(1,318,943)

Financing Activities
Due to related party	12,077	-	12,077
Promissory notes	23,700	95,154	303,206
Shares issued for cash	-	-	1,258,691
Share subscriptions	-	13,000	613,000
Payment of promissory notes payable by subsidiary company	-	-	(127,373)

Cash provided by financing activities	35,777	108,154	2,059,601

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

…/Cont’d.

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

b)

Development Stage

The Company is a development stage company as defined in Financial Accounting Standard Board Statement No. 7.

c)

Foreign Currency Translation

The Company’s functional currency is Canadian dollars as substantially all of the Company’s operations are in Canada.  The functional currency during the year ended December 31, 2002 was the United States of America dollar.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting (“FAS”) No. 52.

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

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003

Operating activities
Net income (loss) for the year	$ 204,796	$ -	$ (2,450,632)
Loss on disposition of capital assets	-	-	40,318
Net gain on disposal of subsidiary	(219,848)	-	(219,848)
Write-down of capital assets and goodwill	-	-	140,858
Depreciation and amortization	-	-	252,483
Stock award compensation expense	-	-	237,501
Shares issued for services rendered	-	-	111,938

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

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2003	2002	2003
Consulting fees	$ 70,710	$ 28,945	$ 99,655
Interest and bank charged	1,228	4,584	5,812
Rent	4,022	-	4,022

	$ 75,960	$ 33,529	$ 109,489

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

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 31, 2003, Grant Thornton LLP (“Grant Thornton”), the principal accountant previously engaged to audit the Corporation’s financial statements, resigned as auditors of NetMeasure Technology, Inc. (the "Corporation").   Grant Thornton audited the Company's consolidated financial statements for the two fiscal years ended December 31, 2001 and 2002.

The report of Grant Thornton accompanying the audit for the two fiscal years ended December 31, 2001 and 2002 was not qualified or modified as to audit scope or accounting principles. However, such report did contain a modification with regards to the entity's ability to continue as a going concern.

During the two fiscal years ended December 31, 2001 and 2002, and during the subsequent interim period preceding the date of resignation there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure.

During the two fiscal years ended December 31, 2001 and 2002, and during the subsequent interim period preceding the date of resignation there were no reportable events as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B") except that Grant Thornton notified the Company that, in connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2002, it identified certain deficiencies involving internal control it considered to be significant deficiencies.

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

During it’s the two fiscal years ended December 31, 2001 and 2002, the Company did not consult with Amisano Hanson regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did the Company consult with Amisano Hanson with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 8A.

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Peter Lapnieks.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are:

NAME

AGE

PRINCIPAL OCCUPATION

Peter Laipnieks

45

Director, President and Chief Executive Officer of NetMeasure and NetMeasure (Canada).

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

6(g)

Asset Purchase and Sale Agreement made August 1998 between

*

Dragostech.com Inc. and NETSentry Technology Inc.

Rule 13a-14(a)/15d-14(a) certification

           *

      Certification pursuant to 18 U.S.C Section 1350

           *

*

Incorporated by reference to the same exhibit number in the Registrant's Form 10-SB, as amended, File Number 0-27675.

(b)

Reports on Form 8-K.  None.

Item 14.

Principal Auditors Fees.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP and Amisano Hanson for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Grant Thornton LLP and Amisano Hanson in connection with statutory and regulatory filings or engagements were $9,790 US for Amisano Hanson and $5,778.00 CDN for Grant Thornton LLP for the fiscal year ended 2003 and $25,334.39 CDN  for Grant Thornton LLP, for the fiscal year ended 2002.

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

Date January 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC. By /s/ Peter Laipnieks Peter Laipnieks, Director, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date January 14, 2005