Form 10KSB
period 2004-12-31
NETMEASURE TECHNOLOGY INC
filed 2005-04-14
CIK 1073090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of $0.125, as of March 31, 2005 was $449,366.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock, as of March 31, 2005 was 5,349,921, which does not include 15,810 shares which were cancelled and returned to treasury December 21, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes  ______; No

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

EMPLOYEES

As of December 31, 2004, the Company’s only employee was its President and CEO, who has been working full-time on the business of the Company.

Item 2.

Description of Property.

The Company currently does not directly own or lease any office space.  The Company’s President provides use of his own office space for the Company’s use at the rate of $800.00 CDN per month with an allowance of $200.00 per month for ancillary expenses.

Item 3.

Legal Proceedings.

There are no material legal proceedings pending to which the Company is a party or to which any of its property is the subject.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company has not held an annual shareholders meeting since May 2002.  The Company intends that during the second quarter of fiscal year 2005 it will call and provide notice of an annual shareholders meeting to be held later during fiscal year 2005.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

The Company's common stock trades on the OTC/BB under the symbol "NMTH". Following is a report of high and low bid prices for the last two fiscal years.

Year 2004	High	Low
4th Quarter ended 12/31/04	$0.13	$0.11
3rd Quarter ended 9/30/04	$0.45	$0.115
2nd Quarter ended 6/30/04	$0.45	$0.11
1st Quarter ended 3/31/04	$0.45	$0.10

Year 2003	High	Low
4th Quarter ended 12/31/03	$0.20	$0.06
3rd Quarter ended 9/30/03	$0.08	$0.08
2nd Quarter ended 6/30/03	$0.08	$0.08
1st Quarter ended 3/31/03	$0.07	$0.07

The information as provided for the years 2004 and 2003 was provided by Yahoo Finance's website. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 31, 2005, there were 7 market makers in the Company’s stock. The last available reported trade by the OTC/BB prior to the filing of this report was February 25, 2005 at $0.125

As of March 31, 2005, there were approximately 76 record holders of the Company’s stock.

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

Plan of Operation

The Company is actively looking for a company to merge with.  The Company has looked at several companies in the previous year and is presently going through the due diligence phase on another project. The Company has negotiated with its debt holders and has eliminated a substantial portion of  its debt by converting it to equity.  The Company will continue to raise small amounts of money by borrowing money from shareholders.  The Company will need to raise $50,000 in cash to satisfy its operational needs.  This money will be used to keep all filings current and allow the Company’s President to continue looking for a private company to merge with to increase shareholder value.  Such amount would not cover the President’s salary of $76,500, which is currently being accrued.

The Company expects to do no independent product research or development in this fiscal year.

The Company will continue to have only one employee, the President, who may hire additional consultants on occasion, to perform due diligence on prospective merger candidates.

Financial Condition

We have incurred losses since the inception of our business. We expect to continue to incur losses until we realize revenues from the operations of a merger candidate.  We have been dependent on additional funding from lenders and investors to conduct operations. At December 31, 2004 we had accumulated losses of $3,080,323 compared to $2,943,080 at December 31, 2003. As of December 31, 2004, we had total current assets of $4,469 and total current liabilities of $305,599 or negative working capital of $301,130.  At December 31, 2003, we had total current assets of $2,163 and total current liabilities of $570,207 or negative working capital of $568,044. We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing.

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

Item 7.

Financial Statements.

The following financial statements are included in this annual report:

Independent Auditors' Report on the Financial Statements

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Shareholders Equity

Notes to the Financial Statements

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

NetMeasure Technology Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of NetMeasure Technology Inc. (A Development Stage Company) as at December 31, 2004 and 2003 and the statements of operations, cash flows and stockholders' equity (deficiency) for the years then ended and for the period May 4, 1998 (Date of Inception) to December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of NetMeasure Technology Inc. as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period May 4, 1998 (Date of Inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
March 22, 2005	Chartered Accountants

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

BALANCE SHEETS

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

ASSETS		2004	2003

Current
Cash		$ 4,469	$ 2,163

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 6 and 7		$ 236,639	$ 313,143
Due to related party – Note 6		37,077	12,077
Promissory notes payable – Note 4		-	117,023
Convertible promissory notes – Note 5		31,883	127,964

		305,599	570,207

STOCKHOLDERS' DEFICIENCY

Capital stock – Notes 6, 7 and 10
Authorized:
100,000,000	common shares at $0.001 par value
Issued:
5,334,051	shares (2003: 407,696)	5,334	408
Additional paid-in capital		2,773,859	1,760,378
Share subscriptions		-	614,250
Deficit accumulated during the development stage		(3,080,323)	(2,943,080)

		(301,130)	(568,044)

		$ 4,469	$ 2,163

Nature and Continuance of Operations – Note 1

Commitments – Notes 4 and 7

Subsequent Events – Note 10

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2004 and 2003

and for the period from May 4, 1998 (Date of Inception) to December 31, 2004

(Expressed in U.S. Dollars)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2004	2003	2004

General and administrative
Advertising	$ 71	$ 401	$ 472
Computer and office supplies – Note 6	1,990	273	33,421
Consulting fees – Note 6	76,500	93,710	385,843
Interest and bank charges – Note 6	7,768	25,060	49,282
Professional fees	27,306	38,366	116,278
Rent – Note 6	7,378	4,022	11,400
Transfer agent fees	5,891	5,217	13,858
Travel	7,888	1,726	11,768

Loss before other items	(134,792)	(168,775)	(622,322)
Other items:
Foreign exchange loss	(2,451)	(8,167)	(10,618)
Forgiveness of debt	-	3,200	69,700
Interest income	-	-	49
Write-off of deferred acquisition costs	-	-	(66,500)

Loss from continuing operations	(137,243)	(173,742)	(629,691)

Income (loss) from discontinued operations – Note 3	-	204,796	(2,450,632)

Net income (loss) for the period	$ (137,243)	$ 31,054	$ (3,080,323)

Basic and diluted income (loss) per share
Loss from continuing operations	$ (0.07)	$ (0.37)

Income from discontinued operations	$ 0.00	$ 0.44

Income (loss) for the year	$ (0.07)	$ 0.07

Weighted average number of shares outstanding	1,943,401	407,696

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2004 and 2003

and for the period from May 4, 1998 (Date of Inception) to December 31, 2004

(Expressed in U.S. Dollars)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2004	2003	2004

Operating activities
Net loss for the period	$ (137,243)	$ (173,742)	$ (629,691)
Items not affecting cash:
Foreign exchange	(105)	8,281	8,176
Write off of deferred acquisition costs	-	-	66,500
Forgiveness of debt	-	(3,200)	(69,700)
Interest on promissory note, payable in shares	-	-	1,250
Changes in non-cash operating working capital:
Accounts payable and accrued liabilities	114,654	129,566	(137,724)

Cash used in operating activities	(22,694)	(39,095)	(761,189)

Investing Activities
Deferred acquisition costs	-	-	(66,500)
Advances to company controlled by a shareholder of the Company	-	-	(17,208)
Advances to discontinued operations of disposed subsidiaries	-	-	(1,235,235)

Cash used in investing activities	-	-	(1,318,943)

Financing Activities
Due to related party	25,000	12,077	37,077
Promissory notes	-	23,700	303,206
Shares issued for cash	-	-	1,871,691
Payment of promissory notes payable by subsidiary company	-	-	(127,373)

Cash provided by financing activities	25,000	35,777	2,084,601

…/Cont’d.

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.          Continued

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2004 and 2003

and for the period from May 4, 1998 (Date of Inception) to December 31, 2004

(Expressed in U.S. Dollars)

For the period
from May 4,
1998 (Date of
Inception) to
December 31,
	2004	2003	2004

Increase (decrease) in cash from continuing operations	2,306	(3,318)	4,469
Increase in cash from discontinued operations – Note 3	-	-	-

Increase (decrease) in cash during the period	2,306	(3,318)	4,469

Cash, beginning of period	2,163	5,481	-

Cash, end of period	$ 4,469	$ 2,163	$ 4,469

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$	$ -	$ -

Income taxes	$	$ -	$ -

Non-cash items not included in cash flows:
Stock award compensation expense	$ -	$ -	$ 237,501
Shares issued under stock awards plan	$ 102,000	$ -	$ 339,501
Shares issued for services	$ -	$ -	$ 113,188
Shares issued to acquire subsidiary	$ -	$ -	$ 152,656
Shares issued to settle debts	$ 302,262	$ -	$ 302,262

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

from the May 4, 1998 (Date of Inception) to December 31, 2004

(Expressed in U.S. Dollars)

						Deficit
					Accrued	Accumulated
			Additional		Employee	During the
	Common Shares		Paid-in	Share	Stock	Development
	Number	Par Value	Capital	Subscriptions	Award	Stage	Total
Common stock issued to officers for services rendered	20,000	$ 20	$ 980	$ -	$ -	$ -	$ 1,000
Common stock issued by offering at $1.56 per share	99,000	99	154,589	-	-	-	154,688
Common stock issued by offering at $1.56 per share for services rendered	71,000	71	110,867	-	-	-	110,938
Net loss for the period from inception to December 31, 1998	-		-	-	-	(226,390)	(226,390)

Balance, December 31, 1998	190,000	190	266,436	-	-	(226,390)	40,236
Common stock issued for cash, net of issue costs of $33,247	16,196	16	978,987	-	-	-	979,003
Common stock issued at $1.56 per share on acquisition of NetMeasure Technology (Canada) Inc.	97,700	98	152,558	-	-	-	152,656
Accrued employee stock awards	-	-	-	-	387,665	-	387,665
Net loss for the year ended December 31, 1999	-	-	-	-	-	(1,132,851)	(1,132,851)

Balance, December 31, 1999	303,896	304	1,397,981		387,665	(1,359,241)	426,709
Share subscriptions received	-	-	-	600,000	-	-	600,000
Bonus shares to be issued under convertible promissory note	-	-	-	1,250	-	-	1,250
Accrued employee stock awards	-	-	-	-	411,962	-	411,962

…/Cont’d.

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.

Continued

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

from the May 4, 1998 (Date of Inception) to December 31, 2004

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

…/cont’d

See accompanying notes to the financial statements.

NETMEASURE TECHNOLOGY INC.

Continued

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

from the May 4, 1998 (Date of Inception) to December 31, 2004

(Expressed in U.S. Dollars)

						Deficit
					Accrued	Accumulated
			Additional		Employee	During the
	Common Shares		Paid-in	Share	Stock	Development
	Number	Par Value	Capital	Subscriptions	Award	Stage	Total

Balance, December 31, 2003	407,696	408	1,760,378	614,250	-	(2,943,080)	(568,044)
Common stock issued	137,500	138	614,112	(614,250)	-	-	-
Pursuant to debt settlement agreements	4,788,855	4,788	399,369	-	-	-	404,157
Net loss for the year ended December 31, 2004	-	-	-	-	-	(137,243)	(137,243)

Balance, December 31, 2004	5,334,051	$ 5,334	$ 2,773,859	$ -	$ -	$ (3,080,323)	$ (301,130)

See accompanying notes to the financial statements.

NetMeasure Technology Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars) – Page #

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004

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

During the year ended December 31, 2002, the Company secured a minimal amount of funding, which provided it with some time in which to find a merger partner. In addition, the Company restructured its outstanding common stock to improve its attractiveness to potential acquisition and merger candidates (Note 7). On May 23, 2003, the Company disposed of its subsidiary (Note 3).

At December 31, 2003, the Company had minimal cash, no operations and only one employee, the Company’s CEO. The Company’s Board of Directors plans to continue its search to find another operating company with which to merge. It is uncertain that the Company will be able to continue as a going concern.

The financial statements have been prepared using generally accepted accounting principles applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at December 31, 2004, the Company has a working capital deficiency of $301,130, has not yet attained profitable operations and has accumulated losses of $3,080,323 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares.  The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 2

Significant Accounting Policies

Management has prepared the financial statements of the Company in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates.  The financial statements have, in management’s opinion, been properly prepared using careful judgement within the framework of the significant accounting policies summarized below.

a)

Development Stage

The Company is a development stage company as defined in Financial Accounting Standard Board Statement No. 7.

b)

Foreign Currency Translation

The Company’s functional currency is Canadian dollars as substantially all of the Company’s operations are in Canada.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting (“FAS”) No. 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of difference exchange rates from period to period are included in the Comprehensive Income account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in Other Items on the Statement of Operations.

c)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“FAS”), No. 109 "Accounting for Income Taxes".  Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 2

Significant Accounting Policies – (cont’d)

d)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.

e)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities, approximate their fair value due to the short-term maturity of such instruments.  The carrying value of the convertible promissory notes payable, promissory notes payable and due to related party also approximate their fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)

Stock-based Compensation

The Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options on options granted to employees and directors.  Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant.  Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options.  Stock options granted to non-employees are accounted for under FAS No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned.  Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with FAS No. 123.

g)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3

Discontinued Operations

On May 23, 2003, the Company disposed of its wholly owned subsidiary NetMeasure Technology (Canada) Inc. for cash consideration of $1.  Income and expenses related to NetMeasure Technology (Canada) Inc. has been included to the date of disposition.

The net gain on disposal is determined as follows:

Proceeds on disposal of subsidiary	$ 1

Net asset deficiency of subsidiary:
Accounts payable	(107,834)
Accrued liabilities	(112,015)

(219,849)

Net gain on disposal of subsidiary	$ 219,848

The Statement of operations for the periods ended December 31, 2004 and 2003 and for the period from May 4, 1998 (Date of Inception) to December 31, 2004 include the following amounts related to the discontinued operations of NetMeasure Technology (Canada) Inc. up-to the date of disposition:

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2004	2003	2004

Revenue	$ -	$ -	$ 6,125

Marketing expenses
Advertising	-	-	5,862
Computer and office	-	-	3,479
Consulting fees	-	-	59,502
Salaries and benefits	-	-	272,765
Travel	-	-	56,088

	-	-	397,696

…/cont’d

Note 3

Discontinued Operations – (cont’d)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2004	2003	2004
Product development
Consulting fees	-	-	74,667
Salaries and benefits	-	-	602,914
Travel	-	-	25,888

	-	-	703,469

General and administrative
Advertising	-	-	2,196
Bad debts		-	25,681
Transfer agent fees	-	-	42,967
Computer and office supplies	-	-	78,506
Consulting fees	-	-	83,006
Depreciation and amortization	-	-	252,483
Interest and bank charges	-	-	30,888
Professional fees	-	-	278,728
Rent	-	-	107,165
Salaries and benefits	-	-	242,325
Travel	-	-	19,873

	-	-	1,163,818

Total expenses	-	-	2,264,983

Loss before other items	-	-	(2,258,858)

Other items:
Foreign exchange loss	-	(15,052)	(15,052)
Gain on disposal of subsidiary	-	219,848	219,848
Interest income	-	-	22,107
Loss on disposition of capital assets	-	-	(40,318)
Stock award compensation	-	-	(237,501)
Write-down of capital assets and goodwill	-	-	(140,858)

Income (loss) from discontinued operations	$ -	$ 204,796	$ (2,450,632)

Note 3

Discontinued Operations – (cont’d)

The Statement of Cash flow for the years ended December 31, 2004 and 2003 and for the period from May 4, 1998 (Date of Inception) to December 31, 2004 include the following amounts related to the discontinued operations of NetMeasure Technology (Canada) Inc. up-to the date of disposition:

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2004	2003	2004

Operating activities
Net income (loss) for the period	$ -	$ 204,796	$ (2,450,632)
Loss on disposition of capital assets	-	-	40,318
Net gain on disposal of subsidiary	-	(219,848)	(219,848)
Write-down of capital assets and goodwill	-	-	140,858
Depreciation and amortization	-	-	252,483
Stock award compensation expense	-	-	237,501
Shares issued for services rendered	-	-	111,938
Change in non-cash operating working capital
Accounts receivables	-	-	18,309
Accounts payable and accrued liabilities	-	15,052	767,886

Cash used in operating activities	-	-	(1,101,187)

Investing Activities
Acquisition of capital assets	-	-	(192,947)
Proceeds from disposition of capital assets	-	-	24,786

Cash used in investing activities	-	-	(168,161)

Financing Activities
Cash assumed on acquisition of subsidiary	-	-	34,113
Advances from parent company	-	-	1,235,235

Cash provided by financing activities	-	-	1,269,348

Increase in cash from discontinued operations during the year	$ -	$ -	$ -

Note 4

Promissory Notes Payable

	2004	2003
Due on December 1, 2000. This note bears interest at 10% per annum plus a bonus of 1,000 shares of capital stock. This loan entitled the lender to receive options to acquire 40,960 additional common shares. These options expired on December 14, 2002.	$ -	$ 75,000

Due on demand to the Company’s former president: principal CDN. $20,000; interest at 15% per annum; secured by a fixed and floating charge over the Company assets. During the year ended December 31, 2003, the Company’s former president assigned this debt to various non-related parties.	-	15,426

Due on demand: Interest at 15% per annum; principal CDN. $20,000; secured by a first charge on the Company’s assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or CDN. $5,000 upon presentation of this note for payment.	-	15,426

Due on demand to the Company’s former president: Principal CDN. $8,000; interest at 15% per annum; secured by a first charge on the Company's assets. During the year ended December 31, 2003, the Company’s former president assigned this debt to various non-related parties.	-	6,171

Due on demand: Interest at 15% per annum; secured by a fixed and floating charge over the Company’s assets. In addition to the interest on this note, at the noteholder's option, the Company has committed to pay a bonus of 200 shares of the Company or $1,000 upon presentation of this note for payment.	-	5,000

	$ -	$ 117,023

Note 5

Convertible Promissory Notes Payable – Note 10

	2004	2003
Promissory note payable September 7, 2002 bearing interest at 10% per annum, unsecured, convertible into shares at $100 per share solely at the company's discretion at any time before maturity.	$ -	$ 49,255

Promissory notes payable October 4, 2002 bearing interest at 10% per annum, unsecured and was convertible into shares at $75 per share solely at the company's discretion at any time before maturity.	8,183	24,461

Promissory notes payable May 31, 2003 bearing interest at 10% per annum, unsecured, convertible into shares at $0.25 per share solely at the company's discretion at any time before maturity.	-	30,548

Promissory notes payable March 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company’s discretion at any time.	10,000	10,000

Promissory notes payable March 31, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company’s discretion at any time before maturity.	7,500	7,500

Promissory notes payable June 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company's discretion at any time.	3,200	3,200

Promissory notes payable November 21, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the company's discretion at any time.	3,000	3,000

	$ 31,883	$ 127,964

Note 6

Related Party Transactions – Note 4

The Company incurred the following expense charges by directors or a company controlled by a former director.

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			December 31,
	2004	2003	2004

Computer and office supplies	$ 1,845	$ -	$ 1,845
Consulting fees	76,500	70,710	176,155
Interest and bank charges	1,467	1,228	7,279
Rent	7,378	4,022	11,400

	$ 87,190	$ 75,960	$ 196,679

These charges were measured by the exchange amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities at December 31, 2004 is $180,542 (2003:  $156,148) owing to a director of the Company.

The amounts due to related party is due to a director of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Included in promissory notes payable at December 31, 2004 is $Nil (2003:  $17,088) owing to a director of the Company.  Accrued interest payable at December 31, 2004 includes $Nil (2003:  $5,977) in respect to this promissory note.

During the year ended December 31, 2004:

i)

the Company issued 499,854 common shares pursuant to a debt settlement in respect to $24,993 in promissory notes including accrued interest payable of $7,905 to a director of the Company;

ii)

the Company issued 690,000 common shares pursuant to the settlement of accounts payable of $69,000 to a director of the Company.

Note 7

Capital Stock – Note 10

Share consolidation:

On March 18, 2002, the Board of Directors authorized a 1 for 50 reverse stock split. Effective April 8, 2002, one new share of common stock was issued for each 50 shares of previously issued and outstanding common stock.  The reverse stock split has been given retroactive effect in these financial statements.

On January 22, 2004, the Company approved an increase in the authorized capital stock to 100,000,000 common shares effective February 24, 2004.

Commitments:

	2004		2003
	Number		Number
Share subscriptions	of Shares	Amount	of Shares	Amount

Units issued at $100 per unit. Each unit consists of one common share and one share purchase warrant that entitled the unit holder to purchase a share of the Company’s common stock for $125. The warrants expired on March 1, 2002	-	$ -	6,000	$ 600,000

Bonus shares issuable in connection with $75,000 promissory note (Note 4)	-	-	1,000	1,250

Shares to be issued for cash received in 2002	-	-	130,000	13,000

	-	$ -	137,000	$ 614,250

Note 8

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total

Deferred Tax Assets
Non-capital loss carry forward	$ 560,000
Less valuation allowance	(560,000)

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 9

Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss.  At December 31, 2004 the Company has net operating loss carryforwards, which expire commencing in 2018, totalling approximately $1,648,000, the benefit of which has not been recorded in the financial statements.

Note 10

Subsequent Events – Note 7

On March 23, 2005, the Company settled convertible promissory notes payable of $15,683 outstanding at December 31, 2004 by the issuance of 55,455 common shares.

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

ITEM 8A.

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Peter Laipnieks.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

47

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

Code of Ethics

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company is in the midst of preparing a code of ethics but it has not yet been completed.   Upon completion and adoption, the Company intends to will a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its next periodic report after adaptation of a Code of Ethics. The code of ethics will be posted upon establishment of a website by the Company.

Item 10.

Executive Compensation.

None of Mr. Laipnieks, the Company’s Chief Executive Officer for the last fiscal year, nor Mr. Randy Voldeng, the Company’s Chief Executive Officer for the 2002 and 2001 fiscal years, nor any other executive officer of the Company, received compensation (total salary and bonus) in excess of US $100,000 in any fiscal year since inception.  In 2004, Mr Laipnieks earned compensation of $ 76,500, all of which was accrued.

On October 1, 2004, Mr Laipneik's was issued 690,000 shares of common stock in lieu of $69,000.00 in accrued compensation from 2003/2004.

In 2003, Mr. Laipnieks earned compensation of $67,500, all of which was accrued.  In 2002, Mr. Voldeng, former Chief Executive Officer, received compensation of $3,210; in year 2002, Mr. Voldeng received compensation of $28,945; and in year 2001, Mr. Voldeng received compensation of $18,750.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 31, 2005 for:

-	each of our directors and executive officers individually;
-	each person or group that we know owns beneficially more than 5% of our common stock; and
-	all directors and executive officers as a group.

Rule 13d-3 under the Securities Exchange Act defines the term "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power.  The rule also deems common stock subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.  The applicable percentage of ownership for each shareholder is based on 5,349,921 shares of common stock outstanding as of March 31, 2005, together with applicable options for that shareholder.  Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Peter Laipnieks, President and member of the Board of Directors 118 Howe St. Victoria, BC V8V 4K4	1,754,993	32.8%
Officers & Directors as a group	1,754,993	32.8%

Neely Hourigan 3920 Metchosin Rd. Victoria, BC V9C 4A5	428,291	8%
John Kuehne 3861 McAlpine Road, R.R. #2 Cobble Hill, BC V0R 1L0	360,000	6.7%

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

Item 13.

Exhibits List and Reports on Form 8-K.

(a)

Exhibit Index.  The following exhibits are filed herewith or incorporated by reference into this annual report:

2(a)	Corporate Charter of Powertech, Inc.	*
2(a)(1)	Articles of Amendment of Articles of Incorporation	*
2(b)	By-Laws of Powertech, Inc.	*
6(b)	Non- Competition Agreement dated February 12, 1999 between Randy Voldeng and NETSentry Technology Inc.	*
6(e)	Assignment Agreement dated December 23, 1998 between Dragos Ruiu and Dragostech.com Inc. and NETSentry Technology Inc.	*
6(g)	Asset Purchase and Sale Agreement made August 1998 between Dragostech.com Inc. and NETSentry Technology Inc.	*
31	Rule 13a-14(a)/15d-14(a) certification
32	Certification pursuant to 18 U.S.C Section 1350

* Incorporated by reference to the same exhibit number in the Registrant's Form 10-SB, as amended, File Number 0-27675.

(b)

Reports on Form 8-K.

None

Item 14.

Principal Auditors Fees.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP and Amisano Hanson for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB quarterly reports and services normally provided by Grant Thornton LLP and Amisano Hanson in connection with statutory and regulatory filings or engagements were:

2004

$10,108 US for Amisano Hanson

2003

$5,000 US for Amisano Hanson and $5,778.00 CDN for Grant Thornton LLP

2002

$25,334.39 CDN  for Grant Thornton LLP.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2004 and 2003.

Tax Fees

There were no fees for tax related services for the fiscal years ended 2004 and 2003.

All Other Fees

2004

$5,824 US for Amisano Hanson

2003

$4,790 US for Amisano Hanson

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETMEASURE TECHNOLOGY INC. By /s/ Peter Laipnieks Peter Laipnieks, President

Date April 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NETMEASURE TECHNOLOGY INC. By /s/ Peter Laipnieks Peter Laipnieks, Director, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date April 12, 2005