Form 10QSB
period 2005-03-31
NETMEASURE TECHNOLOGY INC
filed 2005-05-23
CIK 1073090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2005

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 0-17232

NETMEASURE TECHNOLOGY INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0914695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

118 Howe St.

Victoria, BC

V8V 4K4

(Address of principal executive offices)

(250) 384 2077

(Issuer’s telephone number)

1715 Government Street

Victoria, B.C.  V8W 1Z4

(250) 386-5501

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

The number of shares outstanding of the issuer's common stock, as of March 31, 2005 was 5,349,921 shares of common stock, $0.001 par value, which does not include 15,810 shares which were cancelled and returned to treasury December 21, 2004.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with filed with the Securities and Exchange Commission on April 14, 2005.

Page

Unaudited Financial Statements	3

Balance Sheet	4

Statements of Operations	5

Statements of Cash Flows	6 – 7

Statements of Stockholders’ Deficit	8 – 10

Notes to Unaudited Financial Statements	11 - 13

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)

(Unaudited)

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2005 and December 31, 2004

(Stated in US Dollars)

(Unaudited)

		March 31,	December 31,
ASSETS		2005	2004

Current
Cash		$ 2,428	$ 4,469

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5		$ 260,725	$ 236,639
Due to related party – Note 5		45,077	37,077
Convertible promissory notes – Note 3		31,883	31,883

		337,685	305,599

STOCKHOLDERS' DEFICIENCY

Capital stock – Note 4
Authorized:
100,000,000	common shares at $0.001 par value
Issued:
5,334,051	shares (December 31, 2004: 5,334,051)	5,334	5,334
Additional paid-in capital		2,773,859	2,773,859
Deficit accumulated during the development stage		(3,114,450)	(3,080,323)

		(335,257)	(301,130)

		$ 2,428	$ 4,469

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three month period ended March 31, 2005 and 2004

 and for the period from May 4, 1998 (Date of Inception) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
	Three months ended March 31,		March 31,
	2005	2004	2005

General and administrative
Advertising	$ -	$ 71	$ 472
Computer and office supplies – Note 5	551	44	33,972
Consulting fees – Note 5	19,500	22,500	405,343
Interest and bank charges	440	7,076	49,722
Professional fees	9,148	3,640	125,426
Rent – Note 5	1,955	2,104	13,355
Transfer agent fees	1,607	2,339	15,465
Travel	926	1,701	12,694

Loss before other items	(34,127)	(39,475)	(656,449)

Other items:
Foreign exchange gain	-	-	(10,618)
Forgiveness of debt	-	-	69,700
Interest income	-	-	49
Write-off of deferred acquisition costs	-	-	(66,500)

Loss from continuing operations	(34,127)	(39,745)	(663,818)

Loss from discontinued operations	-	-	(2,450,632)

Net loss for the period	$ (34,127)	$ (39,745)	$ (3,114,450)

Basic and diluted loss per share
Loss from continuing operations	$ (0.00)	$ (0.08)

Loss from discontinued continuing operations	$ -	$ -

Loss for the period	$ (0.00)	$ (0.08)

Weighted average number of shares outstanding	5,334,051	522,531

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM STATEMENTS CASH FLOWS

for the three month period ended March 31, 2005 and 2004

 and for the period from May 4, 1998 (Date of Inception) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
	Three months ended March 31,		March 31,
	2005	2004	2005

Operating activities
Net loss for the year	$ (34,127)	$ (39,475)	$ (663,818)
Foreign exchange	-	-	8,176
Write off of deferred acquisition costs	-	-	66,500
Forgiveness of debt	-	-	(69,700)
Interest on promissory note, payable in shares	-	-	1,250
Changes in non-cash operating working capital
Accounts payable and accrued liabilities	24,086	33,748	(113,638)

Cash used in operating activities	(10,041)	(5,727)	(771,230)

Investing Activities
Deferred acquisition costs	-	-	(66,500)
Advances to company controlled by a shareholder of the Company	-	-	(17,208)
Advances to discontinued operations of disposed subsidiaries	-	-	(1,235,235)

Cash used in investing activities	-	-	(1,318,943)

Financing Activities
Advances from related party	8,000	5,000	45,077
Promissory notes	-	-	303,206
Shares issued for cash	-	-	1,871,691
Payment of promissory notes payable by subsidiary company	-	-	(127,373)

Cash provided by financing activities	8,000	5,000	2,092,601

…/Cont’d.

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.  Continued

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three month period ended March 31, 2005 and 2004

 and for the period from May 4, 1998 (Date of Inception) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

For the period
from May 4,
1998 (Date of
Inception) to
	Three months ended March 31,		March 31,
	2005	2004	2005

Increase (decrease) in cash from continuing operations	(2,041)	(727)	2,428

Increase (decrease) in cash during the period	(2,041)	(727)	2,428

Cash, beginning of period	4,469	2,163	-

Cash, end of period	$ 2,428	$ 1,436	$ 2,428

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash items not included in cash flows:
Stock award compensation expense	$ -	$ -	$ 237,501
Shares issued under stock awards plan	$ -	$ -	$ 339,501
Shares issued for services	$ -	$ -	$ 113,188
Shares issued to acquire subsidiary	$ -	$ -	$ 152,656
Shares issued to settle debts	$ -	$ 614,250	$ 302,262

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to March 31, 2005

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

…/Cont’d.

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.        Continued

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to March 31, 2005

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

…/Cont’d.

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.        Continued

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

						Deficit
					Accrued	Accumulated
			Additional		Employee	During the
	Common Shares		Paid-in	Share	Stock	Development
	Number	Par Value	Capital	Subscriptions	Award	Stage	Total

Net income for the year ended December 31, 2003	-	-	-	-	-	31,054	31,054

Balance, December 31, 2003	407,696	408	1,760,378	614,250	-	(2,943,080)	(568,044)
Common stock issued	137,500	138	614,112	(614,250)	-	-	-
Pursuant to debt settlement agreements	4,788,855	4,788	399,369	-	-	-	404,157
Net loss for the year ended December 31, 2004	-	-	-	-	-	(137,243)	(137,243)

Balance, December 31, 2004	5,334,051	5,334	2,773,859	-	-	(3,080,323)	(301,130)
Net loss for the period ended March 31, 2005	-	-	-	-	-	(34,127)	(34,127)

Balance, March 31, 2005	5,334,051	$ 5,334	$ 2,773,859	$ -	$ -	$ (3,114,450)	$ (335,257)

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim three month financial statement is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s December 31, 2004 annual financial statements.

Note 2

Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at March 31, 2005, the Company has a working capital deficiency of $335,257, has not yet attained profitable operations and has accumulated losses of $3,114,450 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares.  The Company may also seek to obtain short-term loans from the directors of the company.  There are no current arrangements in place for equity funding or short-term loans.

SEE ACCOMPANYING NOTES

Note 3

Convertible Promissory Notes Payable

	March 31,	December 31,
	2005	2004

Promissory notes payable October 4, 2002 bearing interest at 10% per annum, unsecured, convertible into shares at $75 per share solely at the company's discretion at any time.	8,183	8,183

Promissory notes payable March 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company’s discretion at any time.	10,000	10,000

Promissory notes payable March 31, 2004 non-interest bearing unsecured and convertible into shares at $0.15 per share solely at the Company’s discretion at any time.	7,500	7,500

Promissory notes payable June 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company's discretion at any time.	3,200	3,200

Promissory notes payable November 21, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the company's discretion at any time.	3,000	3,000

	$ 31,883	$ 31,883

Note 4

Capital Stock

Authorized Capital Stock:

On January 22, 2004, the Company approved an increase in the authorized capital stock to 100,000,000 common shares effective February 24, 2004.

SEE ACCOMPANYING NOTES

Note 5

Related Party Transactions

The Company incurred the following expenses charged by directors or a company controlled by a former director.

			For the period
			from May 4,
			1998 (Date of
			Inception) to
			March 31,
	2005	2004	2005

Computer and office supplies	$ 551	$ 44	$ 2,396
Consulting fees	19,500	22,500	195,655
Interest and bank charges	-	-	7,279
Rent	1,955	2,104	13,355

	$ 22,006	$ 24,648	$ 218,685

These charges were measured by the exchange amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities at March 31, 2005 is $203,429 (December 31, 2004:  $180,542) owing to a director of the Company.

The amounts due to related party is due to a director of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6

Subsequent Event

Subsequent to March 31, 2005, the Company settled convertible promissory notes payable of $15,683 outstanding by the issuance of 55,455 common shares.

SEE ACCOMPANYING NOTES

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

As of March 31, 2005, the Company had not undergone a significant change in its financial condition since December 31, 2004.  As of December 31, 2004, the Company had total assets, which consisted of cash only, in the amount of  $2,428 and as of March 31, 2005, it had total assets, which consisted of cash only, in the amount of  $ 2,428.

The Company will need to raise approximately $50,000 USD to finance its operations for the next twelve month period.  The Company currently does not have any particular prospects or plans to raise such capital.  There are no guarantees that such financing can be achieved at this time.  The Company has not entered into discussions with any particular funding source regarding such fundraising. The company continues to investigate merger opportunities.

Balance Sheet Data:

	March 31, 2005	December 31, 2004
Cash	$2,428	4,469
Total assets	$2,428	4,469
Accounts payable & Accrued liabilities	$260,725	236,639
Due to related party	45,077	37,077
Promissory notes	$-	-
Convertible promissory notes	$31,883	31,883
Total stockholders’ equity	$(335,257)	(301,130)

RESULTS OF OPERATIONS

Revenues

The Company earned no revenues for the three month period ended March 31, 2005, and earned no revenues during the same period from the previous year.  The Company has had no operations since August 2001.

Expenses

Statement of Operations Data:

	THREE MONTH PERIOD ENDED MARCH 31, 2005	THREE MONTH PERIOD ENDED MARCH 31, 2004
Net Sales	0	0
Loss from operations	(34,127)	(39,745)
Net Income (loss)	(34,127)	(39,745)
Net Income (loss) per common share	(0.00)	(0.08)
Weighted average common shares outstanding	5,334,051	522,531

During the three months ended March 31, 2005 and 2004, we incurred operating expenses of $ 34,127 and $39,745, respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED MARCH 31, 2005	THREE MONTH PERIOD ENDED MARCH 31, 2004
Bank charges and interest	440	7,076
Consulting fees	19,500	22,500
Computer & Office Supplies	551	44
Rent and Transfer Agent Fees	3,562	4,443
Travel and Advertising	926	1,772
Professional fees	9,148	3,640
TOTAL	34,127	39,475

Administrative expenses have decreased slightly during the first three months of 2005, compared to the same periods in 2004.  This is primarily due to the fact that the Company has not had sustained operations since August 2001 and has been undertaking only those activities that are necessary to keep the Company in good standing while management seeks acquisition opportunities.  We continue seeking acquisition opportunities, and we anticipate our general operating expenses may increase due to additional travel and possible consulting fees and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash of $ 2,428 and a working capital deficit of $335,257 compared to cash of $4,469 and a working capital deficit of $301,130 at December 2004.

Funds used in operations for the three month period ended March 31, 2005 were $ 10,041, compared to funds used in operations of $5,727 for the three month period ended March 31, 2004.

Since inception, we have financed operations primarily through sales of equity securities, promissory notes and shareholder loans and have raised a total of $2,092,601 with $ 8,000 raised during the three month period ended March 31, 2005.

Our current operating requirements are expected to be approximately $10,000 per month, with $6500 of this amount in accrued management expenses.

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

FINANCING ACTIVITIES

In the three months ended March 31, 2005, we were able to raise $ 8,000 in shareholder loans.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures.  The Company anticipates developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

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

Date: May 23, 2005

By: /s/ Peter Laipnieks

Name:

Peter Laipnieks

Title:

President