Form 10QSB
period 2005-06-30
NETMEASURE TECHNOLOGY INC
filed 2005-08-19
CIK 1073090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2005

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 0-17232

NETMEASURE TECHNOLOGY INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0914695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

118 Howe Street

Victoria, B.C.  V8V 4K4

 (Address of principal executive offices)

(250) 384-2077

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

5,389,488 shares of common stock, $0.001 par value, as of August 19, 2005

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the financial statements and footnotes thereto included in  the Company’s Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission.

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2005

(Stated in US Dollars)

(Unaudited)

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

June 30, 2005 and December 31, 2004

(Stated in US Dollars)

(Unaudited)

		June 30,	December 31,
ASSETS		2005	2004

Current
Cash		$ 859	$ 4,469

LIABILITIES

Current
Accounts payable and accrued liabilities – Notes 5 and 6		$ 271,481	$ 236,639
Due to related party – Note 5		45,077	37,077
Convertible promissory notes – Notes 3 and 4		16,200	31,883

		332,758	305,599

STOCKHOLDERS' DEFICIENCY

Capital stock – Notes 4 and 6
Authorized:
100,000,000	common shares at $0.001 par value
Issued:
5,389,488	shares (December 31, 2004: 5,334,051)	5,390	5,334
Additional paid-in capital		2,789,486	2,773,859
Contributed surplus		15,000	-
Deficit accumulated during the development stage		(3,141,775)	(3,080,323)

		(331,899)	(301,130)

		$ 859	$ 4,469

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six month periods ended June 30, 2005 and 2004 and for the period from May 4, 1998 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

					For the period
					from May 4,
					1998 (Date of
	Three months ended		Six months ended		Inception) to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

General and administrative
Advertising	$ -	$ -	$ -	$ 71	$ 472
Computer and office supplies – Note 5	199	101	750	145	34,171
Consulting fees – Note 5	15,000	18,000	34,500	40,500	420,343
Interest and bank charges	409	7,024	849	14,100	50,131
Professional fees	10,138	4,460	19,286	8,100	135,564
Rent – Note 5	-	1,771	1,955	3,875	13,355
Transfer agent fees	1,086	1,151	2,693	3,490	16,551
Travel	493	3,609	1,419	5,310	13,187

Loss before other items	(27,325)	(36,116)	(61,452)	(75,591)	(683,774)

Other items:
Foreign exchange gain	-	-	-	-	(10,618)
Forgiveness of debt	-	-	-	-	69,700
Interest income	-	-	-	-	49
Write-off of deferred acquisition costs	-	-	-	-	(66,500)

Loss from continuing operations	(27,325)	(36,116)	(61,452)	(75,591)	(691,143)

Loss from discontinued operations	-	-	-	-	(2,450,632)

Net loss for the period	$ (27,325)	$ (36,116)	$ (61,452)	$ (75,591)	$ (3,141,775)

Basic and diluted loss per share	$ (0.00)	$ (0.07)	$ (0.00)	$ (0.14)

Weighted average number of shares outstanding	5,348,067	545,196	5,389,488	533,929

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM STATEMENTS CASH FLOWS

for the six month period ended June 30, 2005 and 2004

and for the period from May 4, 1998 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
	Six months ended June 30,		June 30,
	2005	2004	2005

Operating activities
Net loss for the year	$ (61,452)	$ (75,591)	$ (691,143)
Foreign exchange	-	-	8,176
Contributed consulting services	15,000	-	15,000
Write off of deferred acquisition costs	-	-	66,500
Forgiveness of debt	-	-	(69,700)
Interest on promissory note, payable in shares	-	-	1,250
Changes in non-cash operating working capital
Accounts payable and accrued liabilities	34,842	63,607	(86,882)

Cash used in operating activities	(11,610)	(11,984)	(772,799)

Investing Activities
Deferred acquisition costs	-	-	(66,500)
Advances to company controlled by a shareholder of the Company	-	-	(17,208)
Advances to discontinued operations of disposed subsidiaries	-	-	(1,235,235)

Cash used in investing activities	-	-	(1,318,943)

Financing Activities
Advances from related party	8,000	10,000	45,077
Promissory notes	-	-	303,206
Shares issued for cash	-	-	1,871,691
Payment of promissory notes payable by subsidiary company	-	-	(127,373)

Cash provided by financing activities	8,000	10,000	2,092,601

…/cont’d.

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.                 Continued

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six month period ended June 30, 2005 and 2004

 and for the period from May 4, 1998 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

			For the period
			from May 4,
			1998 (Date of
			Inception) to
	Six months ended June 30,		June 30,
	2005	2004	2005

Increase (decrease) in cash from continuing operations	(3,610)	(1,984)	859

Increase (decrease) in cash during the period	(3,610)	(1,984)	859

Cash, beginning of period	4,469	2,163	-

Cash, end of period	$ 859	$ 179	$ 859

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash items not included in cash flows:
Stock award compensation expense	$ -	$ -	$ 237,501
Shares issued under stock awards plan	$ -	$ -	$ 339,501
Shares issued for services	$ -	$ -	$ 113,188
Shares issued to acquire subsidiary	$ -	$ -	$ 152,656
Shares issued to settle debts	$ 15,683	$ 614,250	$ 317,945
Contributed consulting services	$ 15,000	$ -	15,000

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

							Deficit
						Accrued	Accumulated
			Additional			Employee	During the
	Common Shares		Paid-in	Contributed	Share	Stock	Development
	Number	Par Value	Capital	Surplus	Subscriptions	Award	Stage	Total
Common stock issued to officers for services rendered	20,000	$ 20	$ 980	$ -	$ -	$ -	$ -	$ 1,000
Common stock issued by offering at $1.56 per share	99,000	99	154,589	-	-	-	-	154,688
Common stock issued by offering at $1.56 per share for services rendered	71,000	71	110,867	-	-	-	-	110,938
Net loss for the period from inception to December 31, 1998	-	-	-	-	-	-	(226,390)	(226,390)

Balance, December 31, 1998	190,000	190	266,436	-	-	-	(226,390)	40,236
Common stock issued for cash, net of issue costs of $33,247	16,196	16	978,987	-	-	-	-	979,003
Common stock issued at $1.56 per share on acquisition of NetMeasure Technology (Canada) Inc.	97,700	98	152,558	-	-	-	-	152,656
Accrued employee stock awards	-	-	-	-	-	387,665	-	387,665
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	(1,132,851)	(1,132,851)

Balance, December 31, 1999	303,896	304	1,397,981	-	-	387,665	(1,359,241)	426,709

…/Cont’d.

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.          Continued

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

							Deficit
						Accrued	Accumulated
			Additional			Employee	During the
	Common Shares		Paid-in	Contributed	Share	Stock	Development
	Number	Par Value	Capital	Surplus	Subscriptions	Award	Stage	Total

Share subscriptions received	-	-	-		600,000	-	-	600,000
Bonus shares to be issued under convertible promissory note	-	-	-	-	1,250	-	-	1,250
Accrued employee stock awards	-	-	-	-	-	411,962	-	411,962
Shares issued under employee stock award plan	3,800	4	237,497	-	-	(237,501)	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	(1,503,517)	(1,503,517)

Balance, December 31, 2000	307,696	308	1,635,478	-	601,250	562,126	(2,862,758)	(63,596)
Common stock issued for cash at $1.25 per share	100,000	100	124,900	-	-	-	-	125,000
Accrued employee stock awards	-	-	-	-	-	(562,126)	-	(562,126)
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	(19,060)	(19,060)

Balance, December 31, 2001	407,696	408	1,760,378	-	601,250	-	(2,881,818)	(519,782)
Share subscriptions received	-	-	-	-	13,000	-	-	13,000
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(92,316)	(92,316)

Balance, December 31, 2002	407,696	408	1,760,378	-	614,250	-	(2,974,134)	(599,098)

…/Cont’d.

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.            Continued

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from the May 4, 1998 (Date of Inception) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

							Deficit
						Accrued	Accumulated
			Additional			Employee	During the
	Common Shares		Paid-in	Contributed	Share	Stock	Development
	Number	Par Value	Capital	Surplus	Subscriptions	Award	Stage	Total

Net income for the year ended December 31, 2003	-	-	-	-	-	-	31,054	31,054

Balance, December 31, 2003	407,696	408	1,760,378	-	614,250	-	(2,943,080)	(568,044)
Common stock issued	137,500	138	614,112	-	(614,250)	-	-	-
Pursuant to debt settlement agreements	4,788,855	4,788	399,369	-	-	-	-	404,157
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(137,243)	(137,243)

Balance, December 31, 2004	5,334,051	5,334	2,773,859	-	-	-	(3,080,323)	(301,130)
Pursuant to debt settlement agreements	55,437	56	15,627	-	-	-	-	15,683
Contributed consulting services – Note 5	-	-	-	15,000	-	-	-	15,000
Net loss for the period ended June 30, 2005	-	-	-	-	-	-	(61,452)	(61,452)

Balance, June 30, 2005	5,389,488	$ 5,390	$ 2,789,486	$ 15,000	$ -	$ -	$ (3,141,775)	$ (331,899)

SEE ACCOMPANYING NOTES

NETMEASURE TECHNOLOGY INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2005

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

Note 2

Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at June 30, 2005, the Company has a working capital deficiency of $331,899, has not yet attained profitable operations and has accumulated losses of $3,141,775 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares.  The Company may also seek to obtain short-term loans from the directors of the company.  There are no current arrangements in place for equity funding or short-term loans.

Note 3

Convertible Promissory Notes Payable

	June 30,	December 31,
	2005	2004

Promissory notes payable October 4, 2002 bearing interest at 10% per annum, unsecured, convertible into shares at $75 per share solely at the company's discretion at any time.	$ -	$ 8,183

Promissory notes payable March 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company’s discretion at any time.	10,000	10,000

Promissory notes payable March 31, 2004 non-interest bearing unsecured and convertible into shares at $0.15 per share solely at the Company’s discretion at any time.	-	7,500

Promissory notes payable June 18, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company's discretion at any time.	3,200	3,200

Promissory notes payable November 21, 2004 bearing interest at 10% per annum, unsecured and convertible into shares at $0.10 per share solely at the company's discretion at any time.	3,000	3,000

	$ 16,200	$ 31,883

Note 4

Capital Stock – Note 6

Authorized Capital Stock:

On January 22, 2004, the Company approved an increase in the authorized capital stock to 100,000,000 common shares effective February 24, 2004.

Conversion of debt:

On June 8, 2005, the Company is issued 55,437 common shares to settle convertible promissory notes payable of $15,683.

Note 5

Related Party Transactions

The Company incurred the following expenses charged by directors or a company controlled by a former director.

			For the period
			from May 4,
			1998 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2005	2004	2005

Computer and office supplies	$ 551	$ 145	$ 2,396
Consulting fees*	34,500	40,500	210,655
Interest and bank charges	-	-	7,279
Rent	1,955	3,875	13,355

	$ 37,006	$ 44,520	$ 233,685

*

Included in consulting fees for the six months ended June 30, 2005, are $15,000 of services contributed by a director.

These charges were measured by the exchange amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities at June 30, 2005 is $204,120 (December 31, 2004:  $180,542) owing to a director of the Company.

The amounts due to related party is due to a director of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6

Subsequent Events

i)

By a reorganization and stock purchase agreement dated July 12, 2005 and amended July 13, 2005, the Company agreed to acquire 78.8% of the equity in S-Cam Co. Ltd., a Korean entity, in consideration for 23,305,000 shares of the Company’s common stock.  This agreement has not yet closed.

S-Cam Co. Ltd. produces MP3 and CD Players, Mobile Camera and other devices such as Web Pads.

                                       ii)   On August 9, 2005, the Company settled an accounts payable outstanding at June 30, 2005 of $12,483 for $1,248.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION

As of June 30, 2005, the Company had not undergone a significant change in its financial condition since December 31, 2004.  As of December 31, 2004, the Company had total assets, which consisted of cash only, in the amount of $4,469 and as of June 30, 2005, it had total assets, which consisted of cash only, in the amount of $859.

The Company will need to raise approximately $60,000 USD to finance its operations for the next twelve month period.  The Company currently does not have any particular prospects or plans to raise such capital.  There are no guarantees that such financing can be achieved at this time.  The Company has not entered into discussions with any particular funding source regarding such fundraising.

Balance Sheet Data:

	June 30, 2005	December 31, 2004
Cash	$859	4,469
Total assets	$859	4,469
Accounts payable & Accrued liabilities	$271,481	236,639
Due to related party	45,077	37,077
Convertible promissory notes	$16,200	31,883
Total stockholders’ equity	$(331,899)	(301,130)

RESULTS OF OPERATIONS

Revenues

The Company earned no revenues for the three month period ended June 30, 2005, and earned no revenues during the same period from the previous year.  The Company has no operations since August 2001.

Expenses

Statement of Operations Data:

	THREE MONTH PERIOD ENDED JUNE 30, 2005	THREE MONTH PERIOD ENDED JUNE 30, 2004
Net Sales	0	0
Loss from operations	27,325	36,116
Net Income (loss)	(27,325)	(36,116)
Net Income (loss) per common share	(0.00)	(0.07)
Weighted average common shares outstanding	5,389,488	545,196

During the three months ended June 30, 2005 and 2004, we incurred operating expenses of $27,325 and $36,116, respectively.  The following table provides a breakdown of operating expenses by category.

General Operating Expenses

	THREE MONTH PERIOD ENDED JUNE 30, 2005	THREE MONTH PERIOD ENDED JUNE 30, 2004
Bank charges and interest	409	7,024
Consulting fees	15,000	18,000
Computer & office supplies	199	101
Travel	493	3,609
Professional fees	10,138	4,460
Advertising and promotion	0	0
Transfer Agent Fees	1,086	1,151
Rent		1,771
TOTAL	27,325	36,116

Administrative expenses have decreased during the first three and six months of 2005, compared to the same periods in 2004.  This is primarily due to the fact that the Company has not had sustained operations since August 2001 and has been undertaking only those activities that are necessary to keep the Company in good standing while management seeks acquisition opportunities.  We continue seeking acquisition opportunities, and we anticipate our general operating expenses will increase due to additional travel and possible consulting fees and professional fees.

NetMeasure Technology, Ltd. has entered into a Reorganization and Stock Purchase Agreement whereby it will acquire 78.8% of the equity in S-Cam Co. Ltd., a Korean entity, which consists of 5,565,000 common stock (the “Acquisition”).  Under the terms of the Acquisition, twenty three million, three hundred and five thousand (23,305,000) shares of the Company’s common stock will be issued to the shareholders of S-Cam.

S-Cam produces under the brand name "Sorrell" MP3 and CD Players (developed by S-Cam), MP3 Players (OEM for Samsung Electronics & Others), Mobile Camera Modules (VGA, MEGA) and other devices such as Web Pads.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005 we had cash of $859 and a working capital deficit of $(331,899), compared to cash of $4,469and a working capital deficit of $(301,130) at December 2004.

Funds used in operations for the six month period ended June 30, 2005 were $11,610, compared to funds used in operations of $11,984 for the six month period ended June 30, 2004.

Since inception, we have financed operations primarily through sales of equity securities, promissory notes and shareholder loans and have raised a total of $2,092,601with $8,000 raised for the six month period ended June 30, 2004.

Our current operating cash expenditures are expected to be approximately $5,000 per month.

We will be required to raise additional funds to finance our current overhead requirements through the next twelve months.  Our principal source of capital has been equity financing from investors and our founders. Meeting our future financing requirements is dependent on access to equity and debt capital markets. We may not be able to raise additional equity when required or on favorable terms that are not diluting to existing shareholders or obtain loans that have terms and conditions that the Company can perform under. If, however, the merger and reorganization agreement we signed with S-Cam closes in the next 30 days, our funding obligations will be provided by assets from S-Cam

FINANCING ACTIVITIES

In the six months ended June 30, 2005, we were able to raise $8,000 in a shareholder loan for the on going funding of the Company.

REPORT OF MANAGEMENT’S RESPONSIBILITY

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our  internal control over financial reporting.

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

6(g)

Asset Purchase and Sale Agreement made August 1998 between

*

Dragostech.com Inc. and NETSentry Technology Inc.

31.1

Section 302 Certification of Chief Executive Officer                                            filed herewith

32.1

Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant                 filed herewith

to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Incorporated by reference to the same exhibit number in the Registrant's Form 10-SB, as amended, File Number 0-27675.

(b)

Reports on Form 8-K.  None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2005

By: /s/ Peter Laipnieks

Name:

Peter Laipnieks

Title:

President