Form 10QSB
period 2005-09-30
NETMEASURE TECHNOLOGY INC
filed 2005-11-18
CIK 1073090

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[  x  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended:

September  30,  2005

[    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE  ACT  OF  1934

                         For the transition period from

                                       to

                         Commission file number 0-17232

                           NETMEASURE TECHNOLOGY INC.

        (Exact name of small business issuer as specified in its charter)


                                                           NEVADA     86-0914695
                               (State or other jurisdiction of     (IRS Employer

                          incorporation or organization)     Identification No.)


                 Buk-ri 35, Nama-Myun, Yongin City, South Korea


                    (Address of principal executive offices)

                                 82-31-329-8700

                           (Issuer's telephone number)

                                 118 Howe Street

                             Victoria, B.C.  V8V 4K4

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

Yes   X
      -

No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

28,617,485  shares  of  common  stock, $0.001 par value, as of November 10, 2005

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes

 No   X
      -

                          PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission.

                           NETMEASURE TECHNOLOGY INC.
                          INTERIM FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                    CONTENTS
Balance  Sheet                                                           1
Interim  Statement  of  Operations                                     2-3
Interim  Statement  of  Changes  in  Stockholders'  Deficit              4
Interim  Statement  of  Cash  Flows                                      5
Notes  to  Interim  Financial  Statements                              6-9

NETMEASURE  TECHNOLOGY  INC.
Interim  Balance  Sheet
September  30,  2005  and  2004

                                                  2005          2004
ASSETS
CURRENT
Cash. . . . . . . . . . . . . . . . . . .  $     1,310   $       817
                                           -----------   ------------
LIABILITIES
CURRENT
Accounts payable and accrued liabilities.  $    54,228   $   198,827
ADVANCES FROM SHAREHOLDER (note 2). . . .      257,042        30,077
CONVERTIBLE PROMISSORY NOTES (note 3) . .       16,200        23,700
                                           -----------   ------------

                                               327,470       252,604
                                           -----------   ------------

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK (note 4). . . . . . . . . .        5,390         5,334
PAID IN CAPITAL . . . . . . . . . . . . .    2,804,486     2,782,042
ACCUMULATED DEFICIT . . . . . . . . . . .   (3,136,036)   (3,039,163)
                                           -----------   ------------

                                              (326,160)     (251,787)
                                           -----------   ------------

                                           $     1,310   $       817
                                           ===========   ============

(The accompanying notes of the financial statements is an integral part of these statements)

NETMEASURE  TECHNOLOGY  INC.
Interim  Statement  of  Operations
Nine  Months  Ended  September  30,  2005  and  2004

                                                        2005         2004
EXPENSES
Consulting . . . . . . . . . . . . . . . . . . .  $   34,500   $   58,500
Professional fees. . . . . . . . . . . . . . . .      12,114       11,059
Office and general . . . . . . . . . . . . . . .       4,446        7,041
Rent . . . . . . . . . . . . . . . . . . . . . .       1,955        5,720
Travel . . . . . . . . . . . . . . . . . . . . .       1,419        6,292
Interest and bank charges. . . . . . . . . . . .       1,279        7,471
                                                  -----------  -----------
NET LOSS . . . . . . . . . . . . . . . . . . . .  $  (55,713)  $  (96,083)
                                                  ===========  ===========

BASIC AND FULLY DILUTED LOSS PER SHARE (note 4).  $    (0.01)       (0.14)
                                                  ===========  ===========

BASIC WEIGHTED AVERAGE NUMBER OF SHARES. . . . .   5,357,201      701,690
                                                  ===========  ===========


(The accompanying notes of the financial statements is an integral part of these statements)

NETMEASURE  TECHNOLOGY  INC.
Interim  Statement  of  Stockholders'  Deficit
Nine  Months  Ended  September  30,  2005  and  2004




                                                  Common Share
                                                                    Additional
                                              Number of             Paid in        Accumulated
                                              Shares        Amount  Capital        Deficit

Balance, January 1, 2004 . . . . . . . . .       407,696  $    408  $  2,374,628  $(2,943,080)
Issuance of common stock . . . . . . . . .       137,500       138           138            -
Conversion of convertible promissory notes       202,132       202       140,719            -
Issuance of common stock pursuant to
debt settlement agreements of the
promissory note and accounts payable
 - note 4. . . . . . . . . . . . . . . . .     4,586,723     4,586       266,833            -
Net loss . . . . . . . . . . . . . . . . .             -         -             -      (96,083)
                                               ---------  --------  ------------  ------------
Balance, September 30, 2004. . . . . . . .     5,334,051  $  5,334  $  2,782,318  $(3,039,163)

Balance, January 1, 2005 . . . . . . . . .     5,334,051  $  5,334  $  2,773,859  $(3,080,323)
Issuance of common stock pursuant t
 debt settlement agreements of the
promissory notes - note 4. . . . . . . . .        55,437        56        15,627            -
Contributed consulting service . . . . . .             -         -        15,000            -
Net loss . . . . . . . . . . . . . . . . .             -         -             -      (55,713)
                                               ---------  --------  ------------  ------------

Balance, September 30, 2005. . . . . . . .     5,389,488  $  5,390  $  2,804,486  $(3,136,036)

(The accompanying notes of the financial statements is an integral part of these statements)

NETMEASURE  TECHNOLOGY  INC.
Interim  Statement  of  Cash  Flows
Nine  Months  Ended  September  30,  2005  and  2004

                                                                     2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (55,713)  $(96,083)
Adjustments required to reconcile net loss to net cash used in operating activities:
Contributed consulting services. . . . . . . . . . . . . . . .     15,000          -
Net changes in assets and liabilities
Accounts payable and accrued liabilities . . . . . . . . . . .   (182,411)    76,737
                                                                ----------  ---------
                                                                 (223,124)   (19,346)
                                                                ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder. . . . . . . . . . . . . . . . . . .    219,965     18,000
                                                                ----------  ---------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . .     (3,159)    (1,346)
CASH - BEGINNING OF  PERIOD. . . . . . . . . . . . . . . . . .      4,469      2,163
                                                                ----------  ---------

CASH - END OF PERIOD . . . . . . . . . . . . . . . . . . . . .  $   1,310   $    817
                                                                ==========  =========

(The accompanying notes of the financial statements is an integral part of these statements)

NETMEASURE  TECHNOLOGY  INC.
Notes  to  Financial  Statements
September  30,  2005  and  2004

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous period. Outlined below are those policies considered particularly significant:

a)     Use  of  Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b)     Fair  Value  of  Financial  Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At September 30, 2005 and 2004, the carrying amounts of cash equivalents, short-term bank deposits, trade receivables and trade payables approximate their fair values due to the short-term maturities of these instruments.

c)     Earnings  per  Common  Share

     The Company calculates net earnings per share based on SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net earnings attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

NETMEASURE  TECHNOLOGY  INC.
Notes  to  Financial  Statements
September  30,  2005  and  2004

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)

d)     Impact  of  Recently  Issued  Accounting  Standards

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

2.     ADVANCES  FROM  SHAREHOLDER

The advances from the major shareholder are unsecured, non-interest bearing and have no fixed terms of repayment.

NETMEASURE  TECHNOLOGY  INC.
Notes  to  Financial  Statements
September  30,  2005  and  2004

3.     CONVERTIBLE  PROMISSORY  NOTES  PAYABLE

                                                                   2005     2004
Promissory notes payable March 18, 2004 bearing interest at
10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company's discretion any time.  The note is in default.. . . . . . . . . . . . . . . . . . . . . .  $10,000  $10,000

Promissory notes payable March 31, 2004, bearing interest at
10% per annum, unsecured and convertible into shares at $0.15
per share solely at the Company's discretion any time. . . . .        -    7,500

Promissory notes payable June 18, 2004 bearing interest at
10% per annum, unsecured and convertible into shares at $0.10 per share solely at the Company's discretion any time.  The
 note is in default. . . . . . . . . . . . . . . . . . . . . .    3,200    3,200

Promissory notes payable November 21, 2004 bearing interest
at 10% per annum, unsecured and convertible into shares at
0.10 per share solely at the Company's discretion any time.
The note is in default.. . . . . . . . . . . . . . . . . . . .    3,000    3,000

                                                                $16,200  $23,700


4.     CAPITAL  STOCK

Authorized
     100,000,000     Common shares at $0.001 par value
                                                              2005     2004
Issued  and  outstanding
     5,389,488     Common shares (2004-5,334,051)       $     5,390  $ 5,334

NETMEASURE  TECHNOLOGY  INC.
Notes  to  Financial  Statements
September  30,  2005  and  2004

4.     CAPITAL  STOCK  (cont'd)

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

     On June 8, 2005, the Company issued 55,437 common shares to settle convertible promissory notes payable of $15,683.

5.     RELATED  PARTY  TRANSACTIONS

During the period, the Company incurred the following expenses to the directors of the company as follows:

Office  and  general                          $     551
Consulting                                       34,500
Rent                                              1,955

                                           $     37,006

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties.

6.     SUBSEQUENT  EVENTS

In accordance with a Share Exchange Agreement, the Company entered into a reverse takeover transaction with S-Cam Co. Ltd, a Korean entity, whereby the Company agreed to acquire 78.8% of all the outstanding shares of the latter company, in consideration for 23,305,000 common shares of the Company. As a result of the transaction, the shareholders of S-Cam Co., Ltd. will control 81% of Company. While the Company is the legal parent, S-Cam Co. Ltd, as a result of the reverse takeover, became the parent company for accounting purposes. The transaction closed on October 4, 2005.

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

EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)

Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

EXHIBIT

10.1 Reorganization and Stock Purchase Agreement between the Company and S-Cam Co., Ltd. (incorporated by reference to Form 8-K filed on October 11, 2005).

31.1

Section  302  Certification  of  Chief  Executive  Officer filed  herewith

32.1

Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant filed herewith to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)

Reports  on  Form  8-K.None.

Form 8-K filed on July 27, 2005 reporting entering into Reorganization and Stock Purchase Agreement with S-Cam Co., Ltd.

Form 8-K filed on October 11, 2005 reporting closing of transaction for acquisition of S-Cam Co., Ltd.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November  17,  2005

By:  /s/  Bon Kwan Koo

Name:

Bon  Kwan  Koo

Title:  President