Form 10KSB
period 2005-12-31
SORELL, INC
filed 2006-04-17
CIK 1073090

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              (Mark  One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For  the  fiscal  year  ended  December  31,  2005.

                                       OR

     [  ]    TRANSITION  REPORT  UNDER SECTION  13 OR 15(d) OF THE  SECURITIES
             EXCHANGE  ACT  OF  1934
                    For  the  transition  period  from  ________  to  ________

                         COMMISSION FILE NUMBER: 0-17232

                                  SORELL, INC.
                                  ------------
              (Exact name of small business issuer in its charter)

                              NEVADA     86-0914695
                              ------     ----------
                     (State or jurisdiction of incorporation
            or organization)     (I.R.S. Employer Identification No.)

                       Buk-ri 35, Nama-Myun,  Yongin City,
                         Gyeonggi-do, Republic of Korea.

               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: 82-31-329-8700

                           Netmeasure Technology, Inc.
                                 118 Howe Street
                             Victoria, B.C.  V8V 4K4
    (Former name, former address and former fiscal year, if changed since last report)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  YES  [  ]   NO  [X]

State  Issuer's  revenues  for  its  most  recent  fiscal  year:   $41,619,260

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 31, 2005, the Registrant had 21,325,568 shares of common stock issued and outstanding held by non-affiliates with a value based on the bid price on April 13, 2006 of $1.40 totaling $51,181,363.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer has 29,539,900 shares of common stock outstanding as of April 15, 2006.

                                TABLE OF CONTENTS
                                                                      PAGE
PART  I

ITEM 1.  DESCRIPTION OF BUSINESS                                        4
ITEM 2.  DESCRIPTION OF PROPERTY                                       14
ITEM 3.  LEGAL PROCEEDINGS                                             15
ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS             15

PART  II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      16
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     17
ITEM 7.  FINANCIAL STATEMENTS                                         F-1
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                        25
ITEM 8A  CONTROLS AND PROCEDURES                                       25

PART  III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT              26
ITEM 10 EXECUTIVE COMPENSATION                                         27
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS          28
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 29
ITEM 13 EXHIBITS                                                       29
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES                         31
SIGNATURES                                                             32

                                     PART I.

ITEM  1.  DESCRIPTION  OF  BUSINESS

INTRODUCTION
------------

     Sorell, Inc. ("Sorell") is in the business of manufacturing, research and development and sales of consumer electronics. Sorell's product line includes mobile phones, MP3 players, MP3 CD Players, Portable Media Players ("PMP") players, mobile cameras and other devices.
BUSINESSOVERVIEW
----------------

     Sorell, Inc. ("Sorell") was incorporated in Nevada on May 4, 1998. The Company's executive management team are: Bon Kwan Koo, Chairman and Chief Executive Officer, Seung Nam Yang, Chief Financial Officer, and Ho Yu, Chief
Technical Officer. As described below under "Company History", Sorell was incorporated under the name Netmeasure Technology, Inc. and changed its name in 2005 in connection with the acquisition of S-Cam Co., Ltd., a Korean private company ("S-Cam"). S-Cam is the operating subsidiary of Sorell.

     S-Cam was established in October 1998 as a divestiture from Samsung Electronics. S-Cam was initially formed to produce the 8mm digital camcorder when Samsung discontinued those operations. S-Cam launched its operations in December 1998 with the production of the CCTV camera and in 2000, developed 8mm digital camcorders with Samsung and begun production of digital camcorders and digital cameras.

     Sorell, through its subsidiary S-Cam, has grown substantially since its inception, growing to $1.43 million in capital in June 2000, $3 million in capital in July 2002 and approximately $8 million in shareholders equity at December 31, 2004. Sales also grew, from $10 million in exports in 2002, $30 million in exports in 2003 and $100 million in exports in 2004.

     Sorell's products increased by the development of MP3 players and CD/MP3 players beginning in 2002. This has become a substantial component of Sorell's business, particularly in exports. In June 2003, the Company launched a mobile phone production line. The Company continues to develop new models of its products for growth, including a new MP3 CD Player in 2003 and a new MP3 player based on flash memory in 2004.

PRODUCTS  OF  THE  COMPANY

The  following  is  an  overview  of  milestones  in  Product  history:

Oct.  1998     Establishment  of  S-Cam  Co.  Ltd
Feb.  1999     Manufacturing  Digital  Camcorder  and  Digital  Camera
Jan.  2001     Manufacturing  MP3  for  "Yepp"  (Samsung  Electronics  Brand)
Dec.  2001     Establishment  of  Research  and  Development  Center
Aug.  2002     Development  of  MP3  CD  Player  SMP-140
Feb.  2003     Development  of  MP3  CD  Player  SMP-200
May  2003      Development  of  GSM  Phone  K889
Nov.  2003     Development  of MP3 Player SF1000/1100  and MP3 CD Player SMP 300

Dec.  2004     Development  of  PMP  SV-10
Jan.   2005    Development  of  MP3  Player  SF3000
Jun.   2005    Development  of  PMP  SV-10
Oct .  2005    Development of Digital Convergence (PMP + Navigation + DMB+etc)
               NF-1  and  DN-10

PMP  (Portable  Multimedia  Player)

     PMP supports and plays back almost every video file format including DivX, Xvid, MPEG1(VCD), MPEG2(DVD). The Company's product is a combination of an MP3 player and a DVD player, which can also add a camera for Camcorder functionality and still camera. The Company's PMP product is a major component of the Company's products when combined with with a mobile phone. Because of the product's capability to easily expand to different software application, the Company can add Wibro (wireless internet) or even GPS functionality to the product. Company management believes that PMP will the standard which covers all multi-media products.

MP3Player

     The Company's various MP3 players support MP3, WMA and OGG music files. They have both flash memory components and/or hard drives. With the expansion of the internet, downloading music from internet music stores like Napster and Yahoo music has became very popular to the younger generation, with effectively a digital Walkman. HDD type MP3 players have been popular in the United States and Europe and the flash type MP3 players with very small sizes are more popular in Asia. Flash type MP3 players now typically have as high as 1GB and 2GB flash memory, which provides for substantial music storage.

Mobile  Phones

     The Company's mobile phone unit has three lines that can product 150,000 units a month.

ELECTRONICS  INDUSTRY  OUTLOOK

     We believe the PMP industry is poised for significant growth, as audio and video content becomes more readily available. This proliferation of content enables mass market PMP adoption. According to an In-Stat market research report, PMPs appeal to a wide audience, including commuters, travelers, parents and children, with projected worldwide shipments growing to 7.5 million units in 2009 from 2 million units in 2006. In-Stat also estimates that worldwide revenues from PMP sales will grow to $2 billion by 2009 from $783 million in 2006.

     As more lawful sources of video content become available, and as these devices evolve to address different customer segments, we believe PMPs will gain further market appeal, as we have seen in the portable MP3 player market.

     The current trend for the PMP market is to converge PDA, Digital Camera, digital dictionary, Portable TV, and possibly even GPS into the same device. Despite this kind of convergence of many different functions in one device, PMP is considered a suitable platform with adequate memory capacity. In 2006 and thereafter, the Company plans to be a market leader in the portable multimedia product market through the development of new generation technology such as DAB, Car MP3P and PMP with portable internet.

     According to IDC reports, total PMP market of 2004 was 530,000 units worldwide, 2005 was 1,350,000 units, 2006 would be 4,040,000 units. The market size is growing so fast.

     The current trend of MP3 player is to add FM radio and voice recorder, possibly even MP4 play back functions. Mobile phones with MP3 player functionality have noted a decrease in market share in Korea during the last year. However, market share for this type of MP3 player/mobile phone combination worldwide has shown consistent growth. According to IDC reports, the worldwide MP3 player market was 730,000,000 units in 2004. 1 billion units in 2005, and projected for 1.2 billion units in 2006. Potential annual growth of 20% to 30% is expected.

     With a significant drop in price for flash memory, MP3 Players became "must-have" similar to mobile phones for the younger generation. The reduction and substantial demand has trigged larger companies like Samsung and Apple, to launch the products and with that came expanded market size. This industry environment change has made small and middle size companies, which used to grow fast in the market with no brand, to suffer from losing price competition by economic scale business of the big companies.

RESEARCH  AND  DEVELOPMENT

     We believe the timely development and introduction of new products are essential to maintaining our competitive position and our ability to capitalize on market opportunities. Our research and development efforts are focused on developing new and expanded PMP, MP3 and other handheld devices. At the end of fiscal 2005, we had approximately 20 employees engaged in research and development activities. Research and development expenses were $1.5 million and $ 2 million in fiscal 2005 and 2004, respectively. None of our research and development is customer funded. We have historically focused much of our personnel and resources on research and development. Our research and development activities are focused on bringing our PMP and MP3 products to production as well as on developing next generation products. We are also developing new technologies that will improve the quality of multimedia applications on our handheld devices. We plan to continue innovating and improving the functionality of our products.

     The Company's research and development department has been very competitive, producing proven new technologies in camcorders, MP3/CD Players and MP3 players. Approximately 50% of the Company's researchers came from Samsung Electronics.

MANUFACTURING
     The Company's manufacturing facilities employ precision mounting technology for its SMT product line and a strong optical application technology for its zoom lens production. Thorough quality control is implemented in its precision assembly of camcorders, digital cameras, MP3 players, web pad, mobile phones and other products. The Company's line management is flexible to meet customers' requests, including frequent model changes experienced in the industry. The

Company manufactures models for original equipment manufacturers ("OEM") (more than 20 different models) on fixed lines to keep high quality and productivity. The Company's mobile phone unit has three lines that can product 150,000 units a month. The Company's manufacturing factory is located in Yongin City, Korea and is 275 square meters.

     The Company contracts with third parties for fabrication and assembly of printed circuit boards. Management believes there are a number of acceptable vendors for the components purchased. The Company regularly evaluates suppliers for quality, dependability and cost effectiveness. In some instances the Company utilizes sole-source suppliers to develop strategic relationships to enhance the quality of materials and save costs. Manufacturing processes are controlled by an ISO 9001-certified quality standards program.

SALES  AND  MARKETING

     We primarily sell our products to manufacturers of handheld devices using our internal sales and marketing personnel, a global network of distributors and sales representatives and our management team. We focus on developing long-term customer relationships with customers. Our sales and marketing strategy is an integral part of our effort to become a leading supplier of handheld devices. To meet customer requirements and achieve design wins, our sales and marketing personnel work closely with our customers, business partners and key industry trendsetters to define product features, performance, price, and market timing of new products. We employ a sales and marketing organization with a high level of technical expertise and product and industry knowledge to support a lengthy and complex process.

COMPETITION

     The market for PMP players, MP3 and other handheld devices is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are performance, price, features, power consumption, size and customer support. Our ability to compete successfully depends on a number of factors including, success in designing and manufacturing of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated multimedia functionality on mobile phones and other handheld devices, end-user acceptance of our customers' products, market acceptance of competitors' products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

     We compete with both domestic and international companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. We may also face increased competition from new entrants into the market including companies currently at developmental stages. We believe we have significant intellectual property and historically demonstrated expertise in our technology. However, our inability to introduce timely new products for our market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on our business, financial condition and operating results.

     The PMP market is presently primarily dominated and expanded by Korean companies with a strong technology background and constant development through new raw materials. Our competitors include Apple, Raincom, Samsung, Archas, Creative. They have already launched PMP products and are developing the new ones for young generation who is sensitive to visual entertainment.

     The Company has been very competitive by jointly purchasing parts with Samsung Electronics, which has improved margins.

INTELLECTUAL  PROPERTY

     Our success depends in part on our proprietary technology and know-how. We rely primarily on a combination of patent, trade secret and copyright laws and restrictions on access to protect our products, trade secrets and proprietary rights. We enter into confidentiality agreements with our suppliers and customers when we disclose proprietary information to them. In addition, we enter into confidentiality agreements and assignment of invention agreements with certain of our employees and consultants.

     The Company has registered, and/or has applied to register, trademarks and service marks in Korea for "Sorell".

     Many of the Company's products are designed to include intellectual property obtained from third-parties such as Microsoft, Ingenient technologies and Sisvel.

     We  have  registered  the  www.sorell.co.kr  Internet  domain  name.

GOVERNMENT  REGULATION

     Our manufacturing operations are subject to various laws governing the protection of the environment and our employees. These laws and regulations are subject to change, and any such change may require us to improve technology or incur expenditures to comply with such laws and regulations.

     We are subject to compliance with the Korean commercial Law and Fair Trading Regulation. Products for exports are subject to Foreign Trade Regulations.

SEASONAL  BUSINESS

     The Company has historically experienced increased net sales in its third and fourth fiscal quarters compared to other quarters in its fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.

WARRANTY

     The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. In addition, consumers may purchase extended service coverage on most of the Company's hardware products in all of its major markets.

ENVIRONMENTAL  LAWS

     Compliance with Domestic and foreign laws enacted for the protection of the environment has to date had no material effect on the Company's capital expenditures, earnings, or competitive position. In the future, these laws could have a material adverse effect on the Company.

     Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement that the Company provide consumers with the ability to return to the Company product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company.

EMPLOYEES

     As of December 31, 2005, we employed a total of 120 full-time employees, including 20 in research and development, 20 in engineering, 8 in sales and marketing, 57 in manufacturing and 15 in administration, and an additional 80 temporary employees and contractors. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our employees are not represented by a collective bargaining organization.

HEADQUARTERS

     The Company's headquarters and factory is located in Yongin City, Korea and is 275 square meters.

COMPANY  HISTORY

     Sorell, Inc. was originally incorporated in Nevada on May 4, 1998 as Netmeasure Technology, IncThe company initially neither owned nor leased any real or personal property, and had no specific business plan other than to engage in a merger or acquisition with an unidentified company.

     On February 12, 1999, NetMeasure purchased all the issued and outstanding shares of NetMeasure Technology (Canada) Inc. ("NetMeasure (Canada)"), formerly NetSentry Technology, Inc. Because it was not able to secure the necessary financing to continue operations, on April 24, 2001 the Company announced that it entered into an agreement to sell all the assets of NetMeasure (Canada) to a private company, Tisai Inc. ("Tisai"), a Delaware corporation, whose CEO was a former Division Manager with Hewlett Packard. However, Tisai was unable to secure the necessary funds to complete the sale and the Company was forced to discontinue its development and marketing activities at the end of August 31, 2001. From that period, the Company had no operations.

     S-Cam Co Ltd. ("S-Cam") was organized in Korea in October 1998 as a divestiture from Samsung Electronics. S-Cam was initially formed to produce the 8mm digital camcorder when Samsung discontinued those operations. The business and operations described herein are principally the business of S-Cam's operations in Korea.

     Pursuant to a Share Exchange Agreement dated as of July 12, 2005, among Sorell, Inc. (then Netmeasure Technology, Inc.) and S-Cam Co., Ltd., the Company acquired (the "Acquisition") from the shareholders of S-Cam all of the issued and outstanding equity interests of S-Cam (the "S-Cam Shares") and S-Cam became a wholly-owned subsidiary of the Company. As consideration for the S-Cam Shares, the Company issued 23,305,000 shares of common stock to the shareholders, and issued an additional 845,000 shares in finders fees. After the Acquisition, the Company continued the operations of S-Cam as its primary operating business.

RISK  FACTORS

We Expect to Continue to Incur Losses and Consume Cash in Operations in the Fiscal Year Ending December 31, 2006

     We have been incurring substantial losses and consuming cash in operations. This is expected to continue during the fiscal year ending December 31, 2006. Our ability to achieve cash flow breakeven is likely to depend on the success of our products. However, even if the products achieve widespread customer acceptance, the length of the marketing and sales process would preclude substantial product shipments in the fiscal year ending December 31, 2006. Accordingly, even if these new products are successful, we are likely to incur significant additional losses and consume cash in operations.

We  Are  Likely  To  Need  Additional  Capital

     We are likely to require additional working capital to fund our business. We believe that our existing capital resources will be sufficient to meet our capital requirements through at least the end of our fiscal year ending December 31, 2006. However, we expect we will need to raise additional capital to fund future operating activities beyond this fiscal year. Our future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. Our ability to raise capital and the terms of any financing will depend, in part, on our ability to establish customer engagements and generate sales. As discussed below, revenue performance is difficult to forecast. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Our  Revenues  Are  Difficult  To  Predict

     For a variety of reasons, revenues are difficult to predict and may vary significantly from quarter to quarter. Our ability to achieve design wins depends on a number of factors, many of which are outside of our control, including changes in the customer's strategic and financial plans, competitive factors and overall market conditions. The difficulty in forecasting revenues increases the difficulty in forecasting our working capital requirements. It also increases the likelihood that we may overproduce particular products, resulting in inventory charges, or under produce particular products, affecting our ability to meet customer requirements.

We  Depend  on  Qualified  Personnel

     Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel. There is strong competition for qualified personnel in our industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel through headcount reductions and attrition. All our executive officers are employees "at will". We do not maintain key person insurance on any of our personnel. If we are not able to maintain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

We  Face  Intense  Competition  in  Our  Markets

     The market for our products is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are performance, price, features, power consumption, size and customer support. Our ability to compete successfully in the market depends on a number of factors, including success in designing and manufacturing new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated functionality on mobile phones and other handheld devices, end-user acceptance of our customers' products, market acceptance of competitors' products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

     We compete with both domestic and international companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. We may also face increased competition from new entrants into the market, including companies currently at developmental stages. We believe we have significant intellectual properties and have historically demonstrated expertise. However, our inability to introduce timely new products for our market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on our business, financial condition and operating results.

Our Products May be Incompatible with Evolving Industry Standards and Market Trends

     Our ability to compete in the future will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends. Unanticipated changes in market trends and industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. As a result, we could be required to invest significant time and resources to redesign our products or obtain license rights to technologies owned by third parties to comply with relevant industry standards and market trends. We cannot assure you that we will be able to redesign our products or obtain the necessary third-party licenses within the appropriate window of market demand. If our products are not in compliance with prevailing market trends and industry standards for a significant period of time, we could miss crucial cycles, which could result in a material adverse effect on our business, financial condition and results of operations.

We  Depend  on  New  Product  Development to Meet Rapid Market and Technological
Change

     We are focused on providing emerging technology in primarily handheld devices. New product planning is focused on products for handheld devices that integrate multimedia technologies. Our future business, financial condition and results of operations will depend to a significant extent on our ability to develop new products that address these market opportunities. As a result, we believe that significant expenditures for research and development will continue to be required in the future.

     We must anticipate the features and functionality that consumers will demand, incorporate those features and functionality into products, price our products competitively and introduce new products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability to create or acquire intellectual property, the ability to effectively manufacture new products, quality of new products, differentiation of new products from those of our competitors and market acceptance of our products. We cannot assure you that the products we expect to introduce will incorporate the features and functionality demanded by consumers, will be successfully developed, or will be introduced within the appropriate window of market demand.

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

     We rely in part on patents to protect our intellectual property. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

We  Depend  on  Foreign  Sales  and  Suppliers

     Export sales have been a critical part of our business. Sales to customers located outside of Korea (including sales to customers in the United States) accounted for a substantial component of our product revenue for fiscal 2005, and 2004. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Foreign sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally including foreign government regulation, political and economic instability, and unexpected changes in diplomatic and trade relationships. Moreover, the laws of certain foreign countries in which our products may be developed, manufactured or sold, may not protect our intellectual property rights to the same extent as do our current protections, thus increasing the possibility of piracy of our products and intellectual property. We cannot assure you that one or more of these risks will not have a material adverse effect on our business, financial condition and results of operations.

Our  Financial  Results  Could  Be  Affected by Changes in Accounting Principles

     Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Our  Stock  Price  May  Be  Volatile

     The market price of our Common Stock, like that of other emerging companies, has been and is likely to continue to be, highly volatile. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including sales of our common stock, quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in our industry, unanticipated shifts in markets for handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to shareholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Increased tensions with North Korea could adversely affect our business, financial condition and results of operations.

     Relations between Korea and North Korea have been tense over most of Korea's modern history. The level of tension between Korea and North Korea has fluctuated and may increase or change abruptly as a result of current and future events, including ongoing contacts at the highest levels of the governments of Korea and North Korea. The level of tension between Korea and North Korea, as well as between North Korea and the United States, has increased as a result of a public announcement that North Korea possesses nuclear weapons and has declared that it will not participate in the six-party talks with Korea, the United States, China, Japan and Russia. Since then, the parties to the six-party talks have individually and collectively attempted to persuade North Korea to rejoin the six-party talks aimed at disarming the North Korea's nuclear weapons program. There can be no assurance that the level of tensions will not escalate. Any further increase in tensions, which may occur, for example, if high-level contacts break down or military hostilities occur, could harm our business, financial condition and results of operations.

Our results of operations could be affected by risks associated with the exchange rate fluctuations of the Korean Won.

     We currently operate our operating subsidiary in Korea that maintains a substantial portion of our cash in Korean won and we make investments in Korean won denominations. Our results of operations, which will be accounted for in U.S. dollars, will therefore be affected by risks associated with the exchange rate fluctuations concerning the Korean won.

     Furthermore, we cannot assure you that the value of the Korean won will not decline, increase or continue to fluctuate against the U.S. dollar. Adverse economic conditions in Korea and the region may have an adverse effect on us. Fluctuations of the value of the Korean won relative to the U.S. dollar may cause us to recognize material foreign exchange losses which could adversely affect our results of operations and financial condition.

Possible  Future  Dilution  of  Our  Stock.

     We may raise additional funds through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock will dilute existing stockholders. We may issue securities with rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

Investors  in  our  shares  will probably not derive any profits from dividends.

     We have never paid a cash dividend on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the near future. We believe it is better for us to to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends of our Common Stock in the future will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors our Board of Directors deems relevant.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

     The Company maintains its principal executive office at Buk-ri 35, Nama-Myun, Yongin City, Gyeonggi-do, Republic of Korea. That space is leased by the Company under a lease which expires November 5, 2005 at a rate of $2,785 per month. After the lease agreement is expires on November 5, 2006, the Company intends to move its headquarters and research and development center to the new office which was purchased by company and is under construction. The Company also owns the following plant and manufacturing facility which is located in Yongin Korea.

Location. . . . .  Type           Principal use  Size      Ownership  Lease Expiration
-----------------  -------------  -------------  --------  ---------  ----------------
                   HQ, R&D
Soowon Korea. . .  Office         Marketing        368 m2  Leased     Nov 5, 2006
-----------------  -------------  -------------  --------  ---------  ----------------
Yongin Korea. . .  Office,        Manufacturing  8,373 m2  Purchased
                   Plant                                   with Loan

The Yongin manufacturing facility was acquired by the Company as a purchase, and as of December 31, 2005 the following debt related to that facility remains in place:

Bank           Amount ($)  Interest     Maturity
----------     ---------   --------     --------
Kiup  Bank     1,500,000   3.5     March  15.  2012
Kiup  Bank     2,800,000   4.4     May  17.  1212

     The Company believes its existing facilities and equipment are well maintained and in good operating condition. The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors, and therefore believes it has adequate manufacturing capacity for the foreseeable future.

ITEM3.  LEGAL  PROCEEDINGS

Miracle  Progress  International  against  S-Cam  Co.,  Ltd.  and  TMP  telecom.

     Plaintiff Miracle Progress International filed in the Seoul District Court in Korea alleging compensation for damage amounting to 200 million dollars against S-Cam Ltd and TMP Telecom. The three companies entered into an agreement to launch a GSM phone business on which the Company is in charge of manufacturing, and TMP telecom is in charge of design and development, with the Plaintiff charged with marketing. Plaintiff claims damages in marketing and sales because of quality defects in manufacturing. The Company asserted the defect was the result from the design, not quality control. The final decision has not been made. The Company is vigorously defending this lawsuit.

TMP  Telecom  against  S-Cam  Co.,  Ltd.  and  Miracle  Progress  International

     Plaintiff TMP Telecom filed in the Seoul District Court in Korea region alleging compensation for the development cost of a GSM phone design amounting to U$200,000 against S-Cam Ltd and Miracle Progress International. The Company has asserted that the design and development of Plaintiff caused the defect of products and ruined the business. The final decision has not been made. The Company is vigorously defending this lawsuit.

Information  Tele-communication  Company("ITC")  against  S-Cam  Co.,  Ltd.

     Plaintiff Information Tele-communication Company filed in the Suwon District Court in Korea alleging compensation for damages amounting to $ 221,932 against the Company. Plaintiff claimed the Company did not purchase parts after placing the order. The company asserted the Plaintiff did not keep the delivery date and payment condition was Letter of Credit. The final decision has not been made. The Company is vigorously defending this lawsuit.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On November 1, 2005, the Company received consents from shareholders holding a majority interest in its shares effectuating the following matters:

     1. Changing the name of the Company from Netmeasure Technology, Inc. to Sorell, Inc.

     2. To elect Bon Kwan Koo, Seung Nam Yang and Ho Yu as directors of the Company.

     The Company prepared and mailed to all of its shareholders an information statement reflecting this action.

                                    PART II.

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's Common Stock is currently quoted on the NASD Over-the-Counter Electronic Bulletin Board (OTCBB) under the trading symbol "SLII". The following table sets forth the highest and lowest bid prices for the Common Stock for each calendar quarter for the year 2005 as reported by the National Quotation Bureau. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                      HIGH  BID     LOW  BID
                                      ---------     --------
Fiscal  2005

     First  Quarter                       .125      .115
     Second  Quarter                      .30       .14
     Third  Quarter                      1.50       .27
     Fourth  Quarter                     1.55      1.03

Fiscal  2004

     First  Quarter                       .45       .10
     Second  Quarter                      .45       .11
     Third  Quarter                       .45       .115
     Fourth  Quarter                      .13       .11

     The Company presently is authorized to issue 100,000,000 shares of Common Stock and no Preferred Stock, of which 29,539,900 Common shares were outstanding as of December 31, 2005.

Holders

     There were approximately 174 holders of record of the Company's Common Stock as of December 31, 2005. The Company's stock is publicly traded and as a consequence there are many additional street name holders of its common stock.

Dividends

     The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business.

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF SORELL, INC. AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS REGISTRATION STATEMENT THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

     The following management discussion should be read together with the Sorell, Inc. financial statements included in this registration statement See "Index to Financial Statements" at page F-1. Those financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

GENERAL  OVERVIEW

     Sorell, Inc. ("Sorell") is in the business of manufacturing, research and development and sales of consumer electronics. Sorell's product line includes mobile phones, MP3 players, MP3 CD Players, Portable Media Players ("PMP") players, mobile cameras and other devices.

GOING  CONCERN

     The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2005 and 2004, the Company experienced net losses of $11,285,886 and $760,040 and has a negative working capital of $7,658,753 for 2005.

     The Company's ability to continue as a going concern; is contingent upon its ability to secure additional financing, continuing sales of its products and attaining profitable operations.

     Management of the Company is pursuing various sources of equity financing in addition to increasing its sales base. During the year, the Company shifted its primary focus to the production of goods under its own brand name "Sorell". Subsequent to the year end, the company entered into two major contracts for sales of its GPS and NF1 products to China and Europe for a total of $21.9 million. Although the Company has plans to pursue additional financing there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

CRITICAL  ACCOUNTING  POLICIES

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

Basis  of  Financial  Statement  Presentation

     The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States with the assumption that the Company will be able to realize its assets and discharges its liabilities in the normal course of business.

Basis  of  Consolidation

     The acquisition of S-Cam Co., Ltd. by the Company has been recorded as a recapitalization of the Company, with the net assets of the Company and S-Cam brought forward at their historical basis. The intention of management of S-Cam was the acquire the Company as a shell company listed on the Over-the-Counter Bulletin Board. Management does not intend to pursue the business of Netmeasure. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

     Minority interests are recorded to the extent of their equity. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

United  of  Measurement

     The US Dollar has been used as the unit of measurement in the Company's financial statements.

Use  of  Estimates

     Preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financials statements and related notes to the financial statements. These estimates are based on management's best knowledge of current events and actions of the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

Revenue  Recognition

     The Company generates revenues from sales of manufactured goods and merchandise, as well as subcontracted processing and assembly of goods.

     Revenues from products sales and processing are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial
Statements" ("SAB No. 101") when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

Provision  for  Warranty

     The Company provides a provision for estimated warranty costs relating to the Company's brand "Sorell" products during the warranty period of one year.

Estimated costs of product warrants are charged to current operations at the time of sale and are included in the balance sheet as part of accounts payable.

Currency  Translation

     The Company's functional currency is Korean won. Adjustments to translate these statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

     Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Balance sheets items recorded in foreign currencies have been translated to Korean Won at the year end rate. Realized foreign exchange gains and losses have been charged to income in the year.

Cash  and  Equivalents

     Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

Loss  per  Common  Share

     The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Comprehensive  Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.
Comprehensive income is presented in the statements of stockholders' deficit, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the company's financial position or results of operations.

Properties  and  Equipment

     Properties  and  equipment  are  stated  at  cost.   Major  renewals  and
betterments are capitalized and expenditures for repairs and maintenance are charges to expense as incurred. Depreciation is computed by the declining balance methods using the undernoted annual rates:

     Buildings                    40  years          Straight  line
     Leasehold  improvements      2  years           Straight  line
     Machinery                    6  years           Declining  balance
     Tools  and  equipment        6  years           Declining  balance
     Vehicles                     6  years           Declining  balance
     Furniture  and  fixtures     6 years            Declining balance

Inventories

     Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined be deducting selling expenses from selling price.

Investments

     Investments in available-for-sale securities are recorded in accordance with FAS-115 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Financial  Instruments

     Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate cost. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (Statement 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of Statement 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. We do not expect Statement No. 154 to have a significant impact on our financial statements.

     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods' financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect Statement No. 154 to have a significant impact on our consolidated financial statements.

RESULTS  OF  OPERATIONS

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004

     During the fiscal year ended December 31, 2005, the Company continued its intention to grow as a specialized company in manufacturing information and technology products based on EMS (Electronic Manufacturing Services) business since its incorporation in 1998. In 2002, the Company had established a research and development center with the intention to develop our own products and improve overall profitability. The Company invested $1,572,220 in researcha and development in the fiscal year ended December 31, 2004 and $1,541,317 in the fiscal year ended December 31, 2005. As a result of this considerable investment in research and development activity, the Company succeeded in the development of its own products, including CD players, MP3 players and PMP (Portable Multimedia Player) products and sales directly through "Sorell" as a name brand in the market.

     In the aspect of business structure and overall environment in 2004, the Company realized $111,228,815 of total revenues, consisting of $102,876,109 of EMS sales and $7,666,556 of "Sorell" brand sales, which consequently reflects a substantial dependency for the Company upon its EMS business. This business in fiscal 2004 primarily consisted of GSM mobile phones (61%) and MP3 player and other multi-media products(39%).

     The Company realized, however, that business structure which had historically focused on EMS had shown a high volume of sales, but relatively low profitability. Particularly during the second half fiscal 2004, the Company experienced a significant downward momentum in the price of GSM phones, other losses through inefficiencies in production and increased and severe competition in the market. The Company therefore determined to undertake an aggressive business restructuring towards a self-brand oriented operation and marketing based on strong confidence in the quality of its own products.

     As a direct result of this restructuring, total sales revenue during the fiscal year ended December 31, 2005 was $41,619,260, a decrease of approximately 63% as compared to the fiscal year ended December 31, 2004. The Company's operating loss in 2005 was $11,396,453 as compared to an operating loss of $1,561,715 during the fiscal year ended December 31, 2004. This unfavorable performance is mainly due to the discontinued operation of the Company's GSM phone manufacturing with low profitability, as well as disposition of unused inventories including raw materials. These results reflect the Company's plan to revive as a profitable company in the future.. In addition, the Company reduced its employees by approximately 35% and executed a cost-saving plan to reduce approximately 30% of indirect expenses. The restructuring has resulted in profit margin improvement from 1.4% in 2004 to 27% in 2005.

     Although we reduced revenues in our restructuring, our operating expenses actually increased to $7,708,071 during the fiscal year ended December 31, 2005 from $5,670,830 during the fiscal year ended December 31, 2004. This increase is substantially attributable to an increase in bad debts written off through our restructuring, increased professional fees, and increased advertising of our "Sorell" brand name. We also had $772,363 in warrant expenses related to our products which was virtually non-existent in fiscal year 2004, amounting to $23,211.

     Our operating loss includes $300,271 attributable to non-recurring expenses directly from forgiveness of shareholder advances and payables, as well as expenses related to shares issued to parties in our share exchange. These expenses were non-cash costs and will not have any impact on our cash flow or future operations.

PRODUCT  DEVELOPMENT

GPS

     The Compnay launched NF-1 to the world at the 2005 Consumer Electronics show in Las Vegas. Through the show, the Company entered into a contract with Audiovox which the Company anticipates shiping from May 2006. The Company also entered into a contract with Anubis in Germany for 100,000 units throughout the 2006 year as well as a contract with Changhung in China for 50,000 units. The Company's NF-1 has 2.2" color LCD supporting navigation, MP3, MP4, FM radio, voice recording, and other software applications.

PMP

     The Company launched its SV-10 device in January 2005. We supplied this product to "Support Plus" in Germany under their brand name. We also supplied the SV-15 to Grundig in Germany during the third quarter of 2005 and to our own domestic markets, recording the third rank of market share. Our PMP product has substantial differentiating features and quality from other Korean PMP products.

MP3  player

     We launched our SF-3000 MP3 player with MP4 support utilizing our advanced technology and quality. We were not aware of any other MP3 player supporting MP4 files at that time. This product was not as successful as we had predicted due to low brand power. With the launch of our SF-3500 product, we started an agreement to supply that product to Creative. Through the end of fiscal 2005, we supplied 70,000 units of this product to Asia, Europe, and Russia under the Creative brand name.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Sorell, Inc. has been in operation since October 1998 to manufacture and sell consumer electronic products. The Company has consistently had revenue growth until 2004, when as described above the Company undertook a substantial restructuring of its operations.

     As with most large manufacturing operations, Sorell, Inc. is dependent on substantial bank loans to support its equipment, plants and other operations. These loans are $11,992,170 total current loans payable and $4,252,700 long term loans payable at December 31, 2005.

     Sorell's  current  loans  payable  for  2004  and  2005  are  as  follows:

        BANK NAME                   INTEREST       MATURITY DATE           2005            2004
-------------------------------  -------------   --------------     -------------      ------------
The Export-Import Bank of Korea  Libor  + 1.25%  August 20, 2005    $           -       $   155,387
The Export-Import Bank of Korea  Libor +         March 5 to
                                 1.52^ to 1.80%  June 9, 2005                   -           673,402
Korea First Bank                 5.41%           December 17, 2005              -           975,000
Industrial Bank of Korea         5.70%           October 20, 2006         791,200                 -
The Export-Import Bank of Korea  Libor + 1.17%   May 18, 2006           1,979,100         1,852,500
City Bank                        5.95%           May 28, 2006           3,773,035         4,350,450
Shinhan Bank                     5.60^           February 4, 2006         892,304         1,491,802
Korea Exchange Bank              5.53%           January 28, to         1,570,088         1,526,736
                                                 March 29, 2006
Hana Bank                        5.71%           March 21, 2006           593,400                 -
Hana Bank . . . . . . . . . . .  6.58% to 7.01%  November 6, 2006         345,011                 -
Jo Hung Bank                     6.00%           March 26, 2006         1,186,800                 -
Letters of Credit                                                         961,232         2,504,000
                                                                    -------------       -----------
                                                                    $  11,992,170       $13,529,277
                                                                    =============       ===========

     The current loans payable monthly, interest only, and are secured as follows:

     The Export-Import Bank of Korea loan of $1,879,000 is guaranteed by the Korea Technology Credit Guarantee Fund up to $964,275.

     The City Bank loan of $3,773,035 is guaranteed by the Korea Credit Guarantee Fund up to $2,781,068 and the balance is secured by a term deposit of $494,500.

     The  Shinhan  Bank  loan  of $892,304 is guaranteed by the Korea Technology
Credit  Guarantee  Fund  up  to  $766,895.

     The Korea Exchange Bank loan of $1,570,088 is guaranteed by the Korea Technology Credit Guarantee Fund up to $1,345,040.

     The Hana Bank loan of $593,400 is guaranteed by a second lien on the Company's land and building with a carrying value of $5,506,362.

     The  Hana  Bank loan of $345,011 is guaranteed by a term deposit of $4,100.

     The Jo Hung Bank loan of $1,186,800 is guaranteed by a term deposit of $138,460.

     Letters  of  Credit  with  various banks are guaranteed by the Korea Credit
Guaranteed  Fund  up  to  $1,348,780.

     The  Industrial  Bank  of  Korea  loan  of  $791,200  is  unsecured.

     The  Company  has  two  long  term  loans  payable  as  follows:

     BANK NAME              INTEREST        2005        2004
------------------------  ------------  ------------  ----------
Industrial Bank of Korea  3.5% to 4.4%    $4,252,700   4,192,930
Hana Bank. . . . . . . .            0%             -     170,081
                                          ----------   ---------
                                        $  4,252,700  $4,363,011
                                        ============  ==========

     The Industrial Bank of Korea loans are payable quarterly, interest only for the first three years of the term. Principal and interest will be payable quarterly, commencing in 2007, for the balance of the term. The loans will mature March and May of 2012. The loans are guaranteed by a first charge of the land and building with a carrying value of $5,506,362.

     The Hana Bank loan was payable quarterly, interest only, and matured on November 6, 2005. The loan was guaranteed by Korea Development Corporation.

     Sorell, Inc. believes that it will be able to continue satisfying its cash and other capital requirements through continued additional bank financing. However, there is no written or otherwise commitment from any such bank to provide any additional cash to the Company beyond what has already been provided. The Company may need to seek financings in addition to its existing bank financing to grow and support its current operations. The Company will also seek additional financing for potential acquisitions.

CAPITAL  STOCK

     On October 4, 2005, in accordance with a Share Exchange Agreement between the Company and S-Cam Co. Ltd., a Korean entity, the Company exchanged 23,305,000 newly issued shares for 78.8% of the issued and outstanding common stock of S-Cam. All of the shareholders of S-Cam were Korean residents. This issuance was completed without any public offering in accordance with Rule 901 of Regulation S under the Securities Act of 1933, as amended. Also effective October 4, 2005, the Company issued 845,000 shares of common stock to a limited number of other parties and entities in connection with the agreements entered into in March 2005 under the Share Exchange Agreement. This issuance was completed without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

     Effective July 11, 2005, the Company agreed to issue 50,000 shares to Cutler Law Group in consideration for legal services. This issuance was completed without any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended.

FOREIGN  CURRENCY

     Sorell, Inc. prepares its financial statements using United States dollars as the reporting currency. However, most transactions are conducted in Korean currency - Won, which is the functional currency in Korea. Transactions in Won are translated into United States dollars as the financial reporting currency. Foreign currency transactions are translated at the applicable rates of exchange prevailing at the dates of the transactions. Assets and liabilities are denominated at applicable rates prevailing at the balance sheet date.

     Currently, the exchange rate of Won to United States dollars is relatively stable and Sorell, Inc. does not expect any major fluctuation in the currency rate, which would affect the comprehensive income result of exchange gains and losses.

FORWARD-LOOKING  STATEMENTS

     The foregoing Management's Discussion of Operations or Plan of Operation may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the

Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 8, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective October 4 2005, Sorell terminated its prior accounting firm Amisano Hanson, Chartered Accountants, Vancouver, Canada as its accounting firm and engaged SF Partnership LLC, Toronto, Canada.

     Amisano Hanson's reports on the Registrant's financial statements for the past two years have been qualified as to whether the Company would continue as a going concern.

     During the two most recent fiscal years there have been no disagreements between the Company and Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused them to make reference to the subject matter thereof in their report on the Registrant's financial statements for such periods.

     During the two most recent fiscal there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Company engaged SF Partnership LLC, Toronto, Canada, as its new independent accountants and who have provided the audit of the financial statements for this Annual Report on Form 10-KSB.

ITEM  8A.  CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

     The Company's management, with the participation of its chief executive officer and chief financial officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name                 Position      Age     Education              Work Experience
-----------------    -----------   ---     ---------              --------------------------------
Bon Kwan Koo         Chief         54      Hanyang University     Chief Officer in the Multi-Media
                     Executive             in Seoul, Korea        department with Samsung Electronics in
                     Officer &                                    Korea from 1976 until 1998; joined
                     President                                    S-Cam in 1998 to present

Seung Nam            Chief         45      Samil College          Manager in the Administrative
Yang                 Financial             in Seoul, Korea        Department with Samsung Electronics
                     Officer                                      from 1978 until 1998, joined S-Cam
                                                                  1998 to present

Ho Yu                Chief         45      Incheon University     Manager in the research and development
                     Technical             in Incheon, Korea      and quality control department of
                                                                  Samsung Electronics from 1984 until
                                                                  1998; joined S-Cam in 1998 to present


(b)     Compliance  with  Section  16(a)  of  the  Exchange  Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2005, and certain written representations from executive officers and directors, the Registrant is aware that each such reporting persons inadvertently failed to file a Form 3 at the time the Registrant became registered under Section 12 of the Exchange Act . Such forms have not been prepared and filed to date. All affiliates are aware of this requirement and will file Form 3's within the next ten days.

ITEM  10,  EXECUTIVE  COMPENSATION  SALARY  AND  OPTIONS

SUMMARY  COMPENSATION  TABLE

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended December 31, 2005 and 2004 to Sorell, Inc.'s highest paid executive officers. No restricted stock awards, long-term incentive plan payout or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                            SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                               ------------------------------------    ----------------------------------------
                                                                                  AWARDS                PAYOUTS
                                                                       ----------------------------     -------
                                                                                       SECURITIES
                                                           OTHER       RESTRICTED      UNDERLYING                      ALL OTHER
                                                          ANNUAL          STOCK         OPTIONS/         LTIP           COMPEN-
NAME/TITLE                     SALARY       BONUS          COMP.         AWARDS           SARS          PAYOUTS         SATION
YEAR                            $            $               $              $             #(1)             $               $
----------------               --------     ---------     ---------    ----------    --------------     -------       -----------
 Bon Kwan Ku
      Chief Executive Officer and President
           2005               $106,400       NIL           NIL            NIL            NIL              NIL               NIL
           2004               $138,307       NIL           NIL            NIL            NIL              NIL               NIL
           2003               $ 86,645       NIL           NIL            NIL            NIL              NIL               NIL

 Seung Nam Yang
      Chief Financial Officer
           2005               $ 67,750        NIL           NIL            NIL            NIL              NIL               NIL
           2004               $ 92,000        NIL           NIL            NIL            NIL              NIL               NIL
           2003               $ 54,586        NIL           NIL            NIL            NIL              NIL               NIL

 Ho Yu
      Chief Technical Officer
           2005               $ 42,126        NIL           NIL            NIL            NIL              NIL               NIL
           2004               $ 56,000        NIL           NIL            NIL            NIL              NIL               NIL
           2003               $ 38,430        NIL           NIL            NIL            NIL              NIL               NIL

(1) All other compensation includes health insurance and life insurance plans or benefits, car allowances, etc. The Company may omit information regarding group life, health, hospitalization, medical reimbursement or relocation plans that do not discriminate in scope, terms or operation, in favor of executive officers of directors of the registrant and that are available generally to all salaried employees.

LTIP: "Long-Term Incentive Plan" means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure, but excluding restricted stock, stock option and Stock Appreciation Rights (SAR) plans.

The Company has no Long-Term Incentive Plan and has made no Long-Term Incentive Plan payouts The Company has granted no bonuses to any of its employees since inception.

STOCK  OPTION  GRANTS

As of the date hereof, the Company has not made any stock option grants to any of its officers, directors or employees.

ITEM  11,  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table shows the beneficial ownership of Sorell, Inc. common stock as of December 31, 2005. The table shows each person known to us who owns beneficially more than five percent of the outstanding common stock of Sorell, Inc. based on 29,539,900 shares being outstanding as of December 31, 2005, and the total amount of common stock of Sorell, Inc. owned by each of its Directors and Executive Officers and for all of its Directors and Executive Officers as a group.

                                    ACTUAL        ACTUAL
IDENTITY OF PERSON . . . . . . . .  AMOUNT OF     PERCENT OF
OR GROUP . . . . . . . . . . . . .  SHARES OWNED  SHARES OWNED   CLASS
----------------------------------  ------------  -------------  ------
Bon Kwan Koo
Buk-ri 35, Nama-Myun,  Yongin
City, Gyeonggi-do
Republic of Korea. . . . . . . . .     6,491,060          22.0%  Common
----------------------------------  ------------  -------------  ------
Seung Nam Yang
Buk-ri 35, Nama-Myun,  Yongin
City, Gyeonggi-do
Republic of Korea. . . . . . . . .     1,046,945           3.5%  Common
----------------------------------  ------------  -------------  ------
Ho Yu
Buk-ri 35, Nama-Myun,  Yongin
City, Gyeonggi-do
Republic of Korea. . . . . . . . .       676,327           2.3%  Common
----------------------------------  ------------  -------------  ------
Officers and Directors as a Group
(three persons). . . . . . . . . .     8,214,332          27.8%  Common
----------------------------------  ------------  -------------  ------

BENEFICIAL OWNERSHIP OF SECURITIES: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common Stock.


                                    PART IV.

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

ITEM  1.  EXHIBITS

     The  following  exhibits  are filed as part of this registration statement:

3.1     Articles of Incorporation of Powertech, Inc.*
3.2 Articles of Amendment to Articles of Incorporation changing name to Netmeasure Technology, Inc.*
3.3 Articles of Amendment to Articles of Incorporation of Netmeasure Technology, Inc. changing name to Sorell, Inc.
3.4     Articles of Organization of S-Cam Co., Ltd.**
3.5     By-laws*
10.1 Reorganization and Stock Purchase Agreement dated as of July 12, 2005 between the Company (then Netmeasure Technology, Inc.) and S-Cam Co., Ltd.
10.2 Mutual Nondisclosure Agreement and Business Agreement dated as of September 21, 2005 between S-Cam Co., Ltd. and ANUBIS Electronic Gmbh**
10.3 Public Relations Agreement dated as of November 1, 2005 between the Company and Martin E. Janis & Company.**
10.4    Letter Agreement dated February 2, 2006 between the Company and New
        York Global Securities**
10.5 Pro FormaInvoice and Sales Agreement dated July 6, 2006 between S-Cam Co., Ltd. and Creative Technology, Ltd.**
10.6 License Agreement dated February 4, 2005 between S-Cam Co., Ltd and Ingenient Technologies**
10.7    License Agreement dated May 12, 2005 between S-Cam Co., Ltd. and
        Sisvel**
10.8 License Agreement dated August 1, 2005 between S-Cam Co., Ltd and Microsoft Corporation**
10.9    Loan Agreement with The Export-Import Bank of Korea**
10.10   Loan Agreement with The Export-Import Bank of Korea**
10.11   Loan Agreement with Korea First Bank**
10.12   Loan Agreement with Industrial Bank of Korea**
10.13   Loan Agreement with The Export-Import Bank of Korea**
10.14   Loan Agreement with City Bank**
10.15   Loan Agreement with Shinhan Bank**
10.16   Loan Agreement with Korea Exchange Bank**
10.17   Loan Agreement with Hana Bank**
10.18   Loan Agreement with Hana Bank**
10.19   Loan Agreement with Jo Hung Bank**
10.20   Loan Agreement with Industrial Bank of Korea**
10.21   Loan Agreement with Hana Bank**
10.22   Office Lease**
22.     Subsidiaries:  S-Cam  Co., Ltd., a Korean corporation
31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350
32.2    Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350

----------------------------------------------------------------
* Previously filed with the Company's Registration Statement on Form 10-SB, file number 0-27675, filed on October 15, 1999.
**     To  be  filed  by  amendment.
***     Previously filed with the Company's filing on Form 8-K filed on July 27,
2005.

ITEM  14    PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES.

     The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended December 31, 2005 and 2004.

FEE  CATEGORY                 FISCAL  2005  FEES          FISCAL  2004  FEES
                                   ($)                          ($)
----------------------------  -----------------        ----------------------
Audit Fees 1                         82,387                       10,108
Audit-Related Fees 2                      0                            0
Tax Fees 3                                0                            0
All Other Fees 4                          0                        5,824
Total Fees                           82.387                       15,932

_____________

1. Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended December 31, 2005 and 2004, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

2. Audit-Related Fees. Consists of fees billed for services rendered to Registrant for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.

3. Tax Fees. Consists of fees billed for services rendered to Registrant for tax services, which generally include fees for corporate tax planning, consultation and compliance.

4. All Other Fees. Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended December 31, 2005 and 2004.

     None of the "audit-related," "tax" and "all other" services in 2004, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SORELL,  INC
Registrant

By  /s/Bon Kwan  Koo
    ----------------
Bon  Kwan  Koo,  President
April  15,  2006

By:  /s/Seung Nam Yang
     -----------------
Seung  Nam  Yang,  Chief  Financial  Officer
April  15,  2006


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



        Signature    Title                                Date
        ---------    -----                                ----

/s/ Bon Kwan Koo     Chief  Executive  Officer,       April 15, 2006
Bon Kwan Koo         (Principal Executive Officer),
                     Director

/s/ Seung Nam Yang   Chief Financial Officer          April 15, 2006
Seung Nam Yang       (Principal Financial and
                     Accounting Officer), Director

/s/ Ho  Yu           Director                         April 15, 2006
Ho  Yu

                                  SORELL, INC.
                     (FORMERLY NETMEASURE TECHNOLOGY, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 and 2004
                                    CONTENTS

Independent Auditors' Report                             F-1
Consolidated Balance Sheets                              F-2
Consolidated Statements of Stockholders' Deficiency      F-3
Consolidated Statements of Operations                    F-4
Consolidated Statements of Cash Flows                    F-5
Notes to Consolidated Financial Statements            F-6-18

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of SORELL, INC. (FORMERLY NETMEASURE TECHNOLOGY, INC.)

     We have audited the consolidated balance sheets of SORELL, INC. (FORMERLY NETMEASURE TECHNOLOGY, INC.) (the "Company") as at December 31, 2005 and 2004, and the related consolidated statements of stockholders' deficiency, operations and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operation, changes in its deficiency and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             "SF  PARTNERSHIP,  LLP"

TORONTO,  CANADA                             CHARTERED  ACCOUNTANTS
April  10,  2006

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Consolidated  Balance  Sheets
December  31,  2005  and  2004

                                                            2005          2004
                                                     -----------   -----------
                                ASSETS
CURRENT
Cash and cash equivalents (note 3). . . . . . . . .  $ 1,837,173   $ 3,256,577
Accounts receivable (net of allowance for
doubtful accounts $1,758,734; 2004 - $344,463). . .    4,313,552     4,118,318
Inventory (note 4). . . . . . . . . . . . . . . . .    6,297,695    12,215,524
Loans receivable (note 5) . . . . . . . . . . . . .       38,175        59,360
Prepaid and sundry assets . . . . . . . . . . . . .      254,480     2,258,308
                                                     -----------   -----------

                                                      12,741,075    21,908,087
LOANS RECEIVABLE (note 5) . . . . . . . . . . . . .       49,351        38,516
PROPERTIES AND EQUIPMENT (note 6) . . . . . . . . .    7,993,561     8,925,597
DEPOSITS. . . . . . . . . . . . . . . . . . . . . .      604,307       461,945
INVESTMENTS (note 7). . . . . . . . . . . . . . . .       27,153       103,586
                                                     -----------   -----------

                                                     $21,415,447   $31,437,731
                                                     ===========   ===========

LIABILITIES
CURRENT
Accounts payable. . . . . . . . . . . . . . . . . .  $ 8,282,497   $ 4,283,586
Loans payable - current (note 8). . . . . . . . . .   11,992,170    13,529,277
Deferred taxes (note 9) . . . . . . . . . . . . . .            -       107,979
                                                     -----------   -----------

                                                      20,274,667    17,920,842
ACCRUED SEVERANCE (note 10) . . . . . . . . . . . .      575,390       697,296
LOANS PAYABLE (note 11) . . . . . . . . . . . . . .    4,252,700     4,363,011
DEFERRED TAXES (note 9) . . . . . . . . . . . . . .            -       365,541
                                                     -----------   -----------

                                                      25,102,757    23,346,690
                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES - SEE NOTE 15 AND 16
STOCKHOLDERS' (DEFICIENCY) EQUITY
CAPITAL STOCK (note 12) . . . . . . . . . . . . . .       29,540         5,390
PAID IN CAPITAL . . . . . . . . . . . . . . . . . .    4,717,972     5,026,033
ACCUMULATED OTHER COMPREHENSIVE INCOME. . . . . . .      621,603       830,157
(DEFICIT) RETAINED EARNINGS (note 13) . . . . . . .   (9,056,425)    2,229,461
                                                     -----------   -----------

                                                      (3,687,310)    8,091,041
                                                     -----------   -----------

                                                     $21,415,447   $31,437,731
                                                     ===========   ===========


   (The accompanying notes are an integral part of these financial statements)

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Consolidated  Statements  of  Stockholders'  Deficiency
Years  Ended  December  31,  2005  and  2004

                                                           PAID IN      ACCUMULATED                    TOTAL
                                                           CAPITAL IN   OTHER            (DEFICIT)     STOCKHOLDERS'
                                NUMBER OF        CAPITAL   EXCESS OF    COMPREHENSIVE    RETAINED      (DEFICIENCY)
                                SHARES           STOCK     PAR VALUE    INCOME           EARNINGS      EQUITY
                                ----------  ------------  ----------   --------------   ------------   -------------
Balance,
January 1, 2004. . . . . . . .   5,389,900  $      5,390  $5,026,033   $      (85,315)  $  3,238,189   $  8,184,297
Dividend paid. . . . . . . . .           -             -           -                -       (248,688)      (248,688)
Unrealized loss on
investment
(note 7) . . . . . . . . . . .           -             -           -          282,388              -        282,388
Foreign exchange
on translation . . . . . . . .           -             -           -          633,084              -        633,084
Net loss . . . . . . . . . . .           -             -           -                -       (760,040)      (760,040)
                                ----------  ------------  ----------   --------------   ------------   -------------
Balance, December 31, 2004 . .   5,389,900  $      5,390  $5,026,033   $      830,157   $  2,229,461   $  8,091,041
                                ==========  ============  ==========   ==============   ============   =============
Balance,
January 1, 2005. . . . . . . .   5,389,900  $      5,390  $5,026,033   $      830,157   $  2,229,461   $  8,091,041
Common shares
issued on
acquisition of
S.Cam (note 12). . . . . . . .  23,305,000        23,305    (349,466)               -              -       (326,161)
Common shares
issued for
services      (Note 12). . . .     845,000           845      41,405                -              -         42,250
Unrealized loss on investment
(note 7) . . . . . . . . . . .           -             -           -           78,776              -         78,776
Foreign exchange
on translation . . . . . . . .           -             -           -         (287,330)             -       (287,330)
Net loss . . . . . . . . . . .           -             -           -                -    (11,285,886)   (11,285,886)
                                ----------  ------------  ----------   --------------   ------------   -------------
Balance, December 31,
2005                            29,539,900  $     29,540  $4,717,972   $      621,603   $ (9,056,425)  $ (3,687,310)
                                ==========  ============  ==========   ==============   ============   =============


   (The accompanying notes are an integral part of these financial statements)

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Consolidated  Statements  of  Operations
Years  Ended  December  31,  2005  and  2004

                                                               2005           2004
                                                       ------------   -------------
REVENUE
Manufacturing . . . . . . . . . . . . . . . . . . . .  $ 37,269,092   $102,876,109
Merchandise . . . . . . . . . . . . . . . . . . . . .     2,703,816      7,666,556
Subcontracting. . . . . . . . . . . . . . . . . . . .     1,375,815        380,156
Other . . . . . . . . . . . . . . . . . . . . . . . .       270,537        305,994
                                                       ------------   -------------

                                                         41,619,260    111,228,815
                                                       ------------   -------------

COST OF SALES
Manufacturing . . . . . . . . . . . . . . . . . . . .    41,439,518     99,744,235
Merchandise . . . . . . . . . . . . . . . . . . . . .     2,843,009      7,094,366
Subcontracting. . . . . . . . . . . . . . . . . . . .     1,025,115        281,099
                                                       ------------   -------------

                                                         45,307,642    107,119,700
                                                       ------------   -------------

GROSS (LOSS) PROFIT . . . . . . . . . . . . . . . . .    (3,688,382)     4,109,115
                                                       ------------   -------------

EXPENSES
Salaries, employee benefits, and retirement allowance     2,043,169      2,373,051
Research and development. . . . . . . . . . . . . . .     1,541,317      1,572,220
Professional fees . . . . . . . . . . . . . . . . . .       581,746        297,141
Bad debts . . . . . . . . . . . . . . . . . . . . . .     1,390,436        269,648
Taxes and dues. . . . . . . . . . . . . . . . . . . .       116,165        164,238
Advertising, promotion, and entertainment . . . . . .       278,964        155,724
Freight . . . . . . . . . . . . . . . . . . . . . . .       188,326        112,692
Travel. . . . . . . . . . . . . . . . . . . . . . . .       246,049        105,281
Utilities . . . . . . . . . . . . . . . . . . . . . .       101,585        101,247
Office and general. . . . . . . . . . . . . . . . . .        78,024         98,955
Cleanup cost of old plant . . . . . . . . . . . . . .             -         70,521
Rent. . . . . . . . . . . . . . . . . . . . . . . . .        16,676         54,938
Warranty. . . . . . . . . . . . . . . . . . . . . . .       772,363         23,211
Depreciation. . . . . . . . . . . . . . . . . . . . .       353,251        271,963
                                                       ------------   -------------

                                                          7,708,071      5,670,830
                                                       ------------   -------------

OPERATING LOSS. . . . . . . . . . . . . . . . . . . .   (11,396,453)    (1,561,715)
                                                       ------------   -------------

OTHER (EXPENSES) INCOME
Financing fees. . . . . . . . . . . . . . . . . . . .      (218,780)      (227,482)
Interest expense - net. . . . . . . . . . . . . . . .      (645,411)      (457,597)
Foreign exchange gain . . . . . . . . . . . . . . . .       224,475        571,495
Gain on forgiveness of shareholders advances and
   miscellaneous payable in parent. . . . . . . . . .       300,271              -
(Loss) gain on disposition of other assets. . . . . .       (21,156)       826,305
(Loss) gain on disposition of equipment . . . . . . .        (3,031)        56,923
                                                       ------------   -------------

                                                           (363,632)       769,644
                                                       ------------   -------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . .   (11,760,085)      (792,071)
Income taxes expense - current. . . . . . . . . . . .             -        (17,866)
Income taxes expense - deferred . . . . . . . . . . .       474,199         49,897
                                                       ------------   -------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . .  $(11,285,886)  $   (760,040)
                                                       ============   =============

BASIC LOSS PER SHARE. . . . . . . . . . . . . . . . .  $      (0.39)  $      (0.03)
                                                       ============   =============

WEIGHTED AVERAGE NUMBER OF SHARES . . . . . . . . . .    28,906,150     28,694,900
                                                       ============   =============


   (The accompanying notes are an integral part of these financial statements)

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Consolidated  Statements  of  Cash  Flows
Years  Ended  December  31,  2005  and  2004

                                                              2005          2004
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . .  $(11,285,886)  $  (760,040)
Adjustments for:
Depreciation . . . . . . . . . . . . . . . . . . . .     1,492,569     1,646,730
Loss (gain) on disposition of property . . . . . . .        21,156      (826,305)
Loss (gain) on disposition of equipment. . . . . . .         3,031       (56,923)
Gain on forgiveness of debt. . . . . . . . . . . . .      (318,797)            -
Stock issued in exchange for services. . . . . . . .        42,250             -
Change in non-cash working capital
Accounts receivable. . . . . . . . . . . . . . . . .      (195,234)      860,973
Inventory. . . . . . . . . . . . . . . . . . . . . .     5,713,550    (2,070,751)
Prepaid and sundry assets. . . . . . . . . . . . . .     2,003,829       205,114
Deposits . . . . . . . . . . . . . . . . . . . . . .      (142,362)      (78,936)
Accounts payable . . . . . . . . . . . . . . . . . .     3,998,911    (1,301,999)
Accrued severance. . . . . . . . . . . . . . . . . .      (121,906)      319,614
Deferred taxes . . . . . . . . . . . . . . . . . . .      (473,519)      (49,897)
                                                      ------------   ------------

                                                           737,592    (2,112,420)
                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment. . . . . . . .      (544,934)   (4,763,068)
Investments. . . . . . . . . . . . . . . . . . . . .             -       737,459
Proceeds on disposition of property and equipment. .         6,429             -
                                                      ------------   ------------

                                                          (538,505)   (4,025,609)
                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Loans receivable . . . . . . . . . . . . . . . . . .        10,350        (3,851)
Loans payable. . . . . . . . . . . . . . . . . . . .    (1,647,417)    7,167,762
Cash dividend paid . . . . . . . . . . . . . . . . .             -      (248,688)
                                                      ------------   ------------

                                                        (1,637,067)    6,915,223
                                                      ------------   ------------

FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS. . . .        18,576       145,785
                                                      ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (1,419,404)      922,979
CASH AND CASH EQUIVALENTS - BEGINNING OF  YEAR . . .     3,256,577     2,333,598
                                                      ------------   ------------

CASH AND CASH EQUIVALENTS - END OF YEAR. . . . . . .  $  1,837,173   $ 3,256,577
                                                      ============   ============

INTEREST AND INCOME TAXES PAID:
Interest paid. . . . . . . . . . . . . . . . . . . .  $    714,915   $   547,507
                                                      ============   ============

Income taxes paid. . . . . . . . . . . . . . . . . .  $      6,563   $    36,230
                                                      ============   ============


   (The accompanying notes are an integral part of these financial statements)

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

1.      DESCRIPTION  OF  BUSINESS  AND  GOING  CONCERN

Sorell, Inc. (formerly NetMeasure Technology, Inc.) ("the Company") was incorporated under the laws of the State of Nevada on May 4, 1998. The company has no business activity before its merger with S. Cam Co. Ltd. ("S.Cam").

On October 4, 2005, in accordance with a Share Exchange Agreement dated July 12, 2005, S.Cam entered into a reverse-takeover transaction with the Company, whereby 78.8% of all the outstanding shares of the S Cam Co. Ltd., a Korean corporation, were exchanged for 23,305,000 of the newly issued shares of the Company. As a result of the transaction, the shareholders of S.Cam control 81% of the Company. While the Company is the legal parent, S.Cam, as a result of the reverse-takeover, became the parent company for accounting purposes.

S.Cam, a company operating in Namsa, Kyungki-Do, Korea, was founded on October 13, 1998 under the laws of the Republic of Korea to manufacture and sell consumer electronic products such as MP3 players and mobile phones.

Since 2002, the S.Cam, has been actively investing in research to develop consumer electronic products such as MP3 players under its own brand name 'Sorell'. Revenue from Sorell products amounted to approximately 66 % of total revenues of 2005 (2004 - 6%).

Going  Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2005 and 2004, the Company experienced net losses of $11,285,886 and $760,040 and has a negative working capital of $7,658,753 for 2005.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

Management is pursuing various sources of equity financing in addition to increasing its sales base. During the year, the Company shifted its primary focus to the production of goods under its own brand name "Sorell". Subsequent to the year end, the company entered into two major contracts for sales of its GPS and NFI products to China and Europe for a total of $21.9 million as described in note 17. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)     Basis  of  Financial  Statement  Presentation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

b)     Basis  of  Consolidation

The acquisition of S.Cam, by the Company has been recorded as a recapitalization of the Company, with the net assets of the Company and S.Cam, brought forward at their historical basis. The intention of the management of S.Cam, was to acquire the Company as a shell company listed on Nasdaq. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

Minority interest are recorded to the extent of their equity. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

c)     Unit  of  Measurement

The US Dollar has been used as the unit of measurement in these financial statements.

d)     Use  of  Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)

e)     Revenue  Recognition

The Company generates revenues from sales of manufactured goods and merchandise, as well as subcontracted processing and assembly of goods.

Revenues from products sales and processing are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

f)     Provision  for  Warranty

The Company provides a provision for estimated warranty costs relating to the Company's brand 'Sorell' products during the warranty period of one year.
Estimated costs of product warranties are charged to current operations at the time of sale and are included in the balance sheet as part of accounts payable.

g)     Currency  Translation

     The Company's functional currency is Korean won. Adjustments to translate these statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

     Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Balance sheets items recorded in foreign currencies have been translated to Korean Wons at the year end rate. Realized foreign exchange gains and losses have been charged to income in the year.

h)     Cash  and  Equivalents

Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

i)     Loss  per  Common  Share

The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)

j)     Comprehensive  Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders' deficit, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

k)     Properties  and  Equipment

Properties and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charges to expense as incurred. Depreciation is computed using the Undernoted annual rates and methods:

Buildings                      40  years     Straight  line
Leasehold  improvements         2  years     Straight  line
Machinery                       6  years     Declining  balance
Tools  and  equipment           6  years     Declining  balance
Vehicles                        6  years     Declining  balance
Furniture  and  fixtures        6  years     Declining  balance

l)     Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price. The cost of inventories is determined on the weighted average method, except for materials-in-transit for which the specific identification method is used.

m)     Investments

Investments in available-for-sale securities are being recorded in accordance with FAS-115 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)

n)     Financial  Instruments

Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate cost. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

o)     Recent  Accounting  Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued Statement No, 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods' financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.

3.     CASH  AND  CASH  EQUIVALENTS

The Company has provided term deposits of $677,060 (2004 - $487,550) as security for bank loans as described in note 8. The loans will mature on May 28, 2006, December 26, 2006 and November 6, 2006 respectively. As at December 31, 2005, the total loans outstanding were $1,828,511 (2004 - $743,026).

The Company has provided $50,000 as a guarantee for the royalty agreement as described in note 15b.

4.     INVENTORY

Inventory  includes  the  following:

                                                      2005           2004
Finished goods (net of inventory allowance of
542,630 (2004 - $700,605). . . . . . . . . . . .  $   326,405     $2,566,897
Work in progress (net of inventory allowance of
 $106,102 (2004 - $1,026,948) . . . . . . . . . .   1,082,948     1,489,676
Raw materials (net of inventory allowance of
550,277 (2004 - $NIL). . . . . . . . . . . . . .    4,888,342     8,158,951
                                                  -----------   -----------
                                                    6,297,695   $12,215,524
                                                  ===========   ===========

5.     LOANS  RECEIVABLE

The loans receivable from the Company's employees are interest bearing at 6% to 9% per annum and mature between December 2006 and 2008.

6.     PROPERTIES  AND  EQUIPMENT

Properties  and  equipment  are  comprised  as  follows:

                                               2005                       2004
                                        Accumulated                Accumulated
                                 Cost  Depreciation         Cost  Depreciation
                        -------------  ----------  -------------    ----------
Land . . . . . . . . .  $   1,254,838  $        -  $   1,237,200    $        -
Buildings. . . . . . .      4,435,146     183,620      4,372,812        71,684
Machinery. . . . . . .      6,530,901   5,041,600      6,316,249     4,114,469
Tools and equipment. .        921,089     583,207        900,691       426,759
Vehicles . . . . . . .        101,237      66,210         99,814        42,825
Furniture and fixtures      1,660,775   1,035,788      1,343,610       689,042
                        -------------  ----------  -------------    ----------

                        $  14,903,986  $6,910,425  $  14,270,376    $5,344,779
                        -------------  ----------  -------------    ----------
Net carrying amount. .              $   7,993,561                   $8,925,597
                                        ---------                   ----------

The land and buildings have been pledged as security for a short term bank loan as described in note 8 and a long term bank loan as described in note 11.

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

7.     INVESTMENTS  AVAILABLE  FOR  SALE

                                                    2005             2004
Ein  View  Co.  Ltd  (15.4%  ownership)     $     21,941      $     98,447
Government  Bonds                                  5,212             5,139
                                            ------------      -------------
                                            $     27,153      $    103,586
                                            ============      =============

Ein View Co. Ltd is a private Korean company which manufactures camera parts. The company has net assets of approximately $144,000 as at Dec 31, 2005 (2004 - $639,000).

As the investee has recurring losses, the Company has written down the investment from carrying value to the Company's share of the net book value of the investee. The unrealized loss was charged to stockholder's equity.

8.     Loans  Payable  -  Current

        BANK NAME                   INTEREST       MATURITY DATE           2005            2004
-------------------------------  -------------   --------------     -------------      ------------
The Export-Import Bank of Korea  Libor  + 1.25%  August 20, 2005    $           -       $   155,387
The Export-Import Bank of Korea  Libor +         March 5 to
                                 1.52^ to 1.80%  June 9, 2005                   -           673,402
Korea First Bank                 5.41%           December 17, 2005              -           975,000
Industrial Bank of Korea         5.70%           October 20, 2006         791,200                 -
The Export-Import Bank of Korea  Libor + 1.17%   May 18, 2006           1,979,100         1,852,500
City Bank                        5.95%           May 28, 2006           3,773,035         4,350,450
Shinhan Bank                     5.60^           February 4, 2006         892,304         1,491,802
Korea Exchange Bank              5.53%           January 28, to         1,570,088         1,526,736
                                                 March 29, 2006
Hana Bank                        5.71%           March 21, 2006           593,400                 -
Hana Bank . . . . . . . . . . .  6.58% to 7.01%  November 6, 2006         345,011                 -
Jo Hung Bank                     6.00%           March 26, 2006         1,186,800                 -
Letters of Credit                                                         961,232         2,504,000
                                                                    -------------       -----------
                                                                    $  11,992,170       $13,529,277
                                                                    =============       ===========

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

8.     LOANS  PAYABLE  -  CURRENT  (cont'd)

The current loans are payable monthly, interest only, and are secured as follows;

The Export - Import Bank of Korea loan of $1,879,100 is guaranteed by the Korea Technology Credit Guarantee Fund up to $964,275.

The City Bank loan of $3,773,035 is guaranteed by the Korea Credit Guarantee Fund up to $2,781,068 and the balance is secured by a term deposit of $494,500 as described in note 3.

The Shinhan Bank loan of $892,304 is guaranteed by the Korea Technology Credit Guarantee Fund up to $766,895.

The Korea Exchange Bank loan of $1,570,088 is guaranteed by the Korea Technology Credit Guarantee Fund up to $1,345,040.

The Hana Bank loan of $593,400 is guaranteed by a second charge of the company's land and building as described in note 6 with a carrying value of $5,506,362.

The Hana Bank loan of $345,011 is guaranteed by a term deposit of $44,100 as described in note 3.

The Jo Hung Bank loan of $1,186,800 is guaranteed by a term deposit of $138,460 as described in note 3.

Letters of Credit with various banks are guaranteed by the Korea Credit Guaranteed Fund up to $1,348,780.

The  Industrial  Bank  of  Korea  loan  of  $791,200  is  unsecured.

9.     INCOME  TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2005 and 2004 are 16.5% of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent of the excess which was amended to 27.5% effective January 1, 2005, in accordance with the Corporate Income Tax Law enacted in 2004. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. Deferred income taxes were calculated based on the lower enacted rate of 16.5%. The utilitization of the losses expire in 2010.

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

9.     INCOME  TAXES  (cont'd)

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The Company has deferred income tax assets arising from research and development expenses. For accounting purposes, these amounts are expenses when incurred. Under Korean tax laws, these amounts are deferred and amortized on a straight-line basis over 5 years.
The  Company  has  deferred  income  tax  liabilities  as  follows:

                                                           2005       2004
Deferred income tax liabilities:
  Research and development expenses claimed in
excess of accounting for tax purposes. . . . . . .  $   482,050   $431,916
Timing differences:
     Allowance for warranty provision. . . . . . .      (72,574)         -
     Allowance for severance accrual . . . . . . .      (88,373)         -
     Allowance for doubtful accounts receivable. .     (301,315)         -
     Inventory provision . . . . . . . . . . . . .     (336,526)         -
     Other miscellaneous timing differences. . . .      (62,205)    41,604
     Net operating loss carryforwards. . . . . . .   (1,384,186)         -
                                                    ------------  --------
                                                     (1,763,129)   473,520

Valuation allowance for deferred income tax assets    1,763,129          -
                                                    ------------  --------

                                                    $         -   $473,520
                                                    ============  ========


10.     RETIREMENT  AND  SEVERANCE  BENEFITS

The Company's liability for severance pay is calculated pursuant to applicable labour laws in Korea. Severance payment will be the monthly average of the three most recent months' salary of the employees multiplied by the number of years of employment as of the balance sheet date for all employees. For the chief executive officer and the directors, the severance pay is two times and one and a half times the monthly average respectively. The Company's liability is fully accrued and reduced by monthly deposits into a severance pay fund with an insurance company. As at December 31, 2004 and 2005, the amount of the liabilities accrued were $1,170,346 and $895,999 respectively. Severance pay expenses for the years ended December 31, 2004 and 2005 were $212,196 and $71,963 respectively.

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

10.     RETIREMENT  AND  SEVERANCE  BENEFITS  (cont'd)

The deposit funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Korean severance pay laws or labour agreements. Cash surrender values of the deposit funds as at December 31, 2004 and 2005 were $473,049 and $320,608 respectively. Income earned from the deposit funds for 2004 and 2005 were $23,507 and $16,346 respectively.

11.     LOANS  PAYABLE  -  LONG  TERM

     BANK NAME              INTEREST        2005        2004
------------------------  ------------  ------------  ----------
Industrial Bank of Korea  3.5% to 4.4%    $4,252,700   4,192,930
Hana Bank. . . . . . . .            0%             -     170,081
                                          ----------   ---------
                                        $  4,252,700  $4,363,011
                                        ============  ==========

The Industrial Bank of Korea loans are payable quarterly, interest only for the first three years of the term. Principal and interest will be payable quarterly, commencing in 2007, for the balance of the term. The loans will mature March and May of 2012. The loans are guaranteed by a first charge on the land and building as described in note 6 with a carrying value of $5,506,362.

Hana Bank loan was payable quarterly, interest only, and matured on November 6, 2005. The loan was guaranteed by Korea Development Corporation.

Principal  repayments  of  long-term  debt  is  comprised  as  follows:

                    2007     $    425,240
                    2008          850,540
                    2009          850,540
                    2010          850,540
                    2011          850,540
                    2012          425,300
                                  -------
                          $     4,252,700

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

12.     CAPITAL  STOCK

Authorized:
     100,000,000 common shares, par value $0.001

                                                    2005            2004
Issued:
     29,539,900 common shares (2004 5,389,900)   $29,540          $5,390
                                                 -------          ------

In accordance with a share exchange agreement dated July 12, 2005, the company issued 23,305,000 common shares on October 4, 2005 to acquire 78.8% interest in S.Cam. As a result of the transaction the shareholders of S.Cam control 81% of the company.

In  October  2005  the  company  issued  845,000  for  services  at  $42,250.

     Stock  Warrants  and  Options

In accordance with the bylaw, the Korean subsidiary may issue convertible bonds up to $9,751,000 and bonds with stock warrants up to $9,751,000, to individuals or companies other than shareholders. As of December 31, 2005, no bonds with stock warrants or convertible bonds have been issued.

In accordance with the bylaw, the Korean subsidiary may grant stock options to its directors and employees up to 10% of its shares in accordance with the special resolution of shareholders' meeting (board of directors may grant up to 3% without the special resolution of shareholders' meeting). As of December 31, 2005, no stock options have been granted.

13.     RETAINED  EARNINGS

Pursuant to the Korean tax laws, the Company is allowed to claim the amount of retained earnings appropriated for reserves for research and human resource development as deductions in its income tax return. These reserves are not available for the payment of dividends until used for the specified purposes or reversed. However, the reserves which are not deducted in its income tax return are available for the payment of dividends.

The Commercial Code of the Republic of Korea requires the Company to appropriate, as a legal reserve, an amount equal to a minimum of 10% of cash dividends paid until such reserve equals 50% of its issued capital stock. The reserve is not available for the payment of cash dividends, but may be transferred to capital stock or used to reduce accumulated deficit, if any, with the ratification by the Company's majority shareholders.

Included in retained earnings are reserves for $2,817,431 (2004 - $2,206,231) appropriated for tax purposes and $46,829 (2004 - $46,853) appropriated as a legal reserve regarding cash dividend.

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

14.     MAJOR  CUSTOMERS

In 2004, the Company had two major customers which accounted for 65% of the total revenue. In 2005, there are no customer which accounted for more than 10% of the total gross revenue.

15.     COMMITMENTS

a) The Company is committed to lease obligations of its head office and employee residences, with varying expiring dates from September to November 2006. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

                               2006     $     59,817
                                        ------------

b) The company has several licensing agreements for technologies that it acquired. The agreements require the Company to pay royalties in various flat and variable rates. The terms of these agreements range from one year to indefinite periods. During the year, the Company incurred approximately $284,000 of royalty fees.

16.     CONTINGENT  LIABILITIES

a) The Company has letter of credit facilities of $440,00 requested for payments of purchases to be shipped after the year end.

b) The company has been sued by 3 companies for damages for approximately $2.4 million. In each case, S.Cam has filed a counter claim. As at the year end, the outcome of the lawsuits can not be reasonably determined.

c) The Company has entered into forward contracts maturing from January 2006 to September 2006 to buy $100,000 with Korean won at a price of 1,022 won per dollar and to sell $200,000 for Korean won at a price of 1,047 won per dollar each month.

SORELL,  INC.
(FORMERLY  NETMEASURE  TECHNOLOGY,  INC.)
Notes  to  Financial  Statements
December  31,  2005  and  2004

17.     SUBSEQUENT  EVENTS

a) In September 2005, the company entered into a sales contract with a German company for 100,000 units of its NF-1 product. Total value of the contract was $11,000,000. The delivery will take place in 2006. The profit margin from this contract is expected to be approximately $1.1 million.

b) In February 2006, the company entered into a sales contract with a Chinese consumer electronics company for 50,000 units of its NF-1 and GPS products. Total value of the contract was $10.9 million. Delivery will take place in 2006, commencing April. The profit margin from this contract is expected to be approximately $1.1 million.