Form 10QSB
period 2006-03-31
SORELL, INC
filed 2006-05-22
CIK 1073090

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

                      For the transition period from    to

                         Commission file number 0-17232

                                  SORELL, INC.

        (Exact name of small business issuer as specified in its charter)


                 NEVADA                              86-0914695
       (State or other jurisdiction of             (IRS Employer
                                                  Identification
       Incorporation or organization)                 Number)


                 Buk-ri 35, Nama-Myun, Yongin City, South Korea


                    (Address of principal executive offices)

                                 82-31-329-8700

                           (Issuer's telephone number)

                                 118 Howe Street

                             Victoria, B.C.  V8V 4K4

                           NETMEASURE TECHNOLOGY, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No {X}

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

29,539,900 shares of common stock, $0.001 par value, as of May 19, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]
                                                                           -

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission.

                                  SORELL, INC.
                     (FORMERLY NETMEASURE TECHNOLOGY, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 2006 and 2005
                            (EXPRESSED IN US DOLLARS)
                                    Unaudited






                                    CONTENTS

Report of Independent Public Accounting Firm                F-1
Consolidated Balance Sheets                                 F-2
Consolidated Statements of Stockholders' Deficiency         F-3
Consolidated Statements of Operations                       F-4
Consolidated Statements of Cash Flows                       F-5
Notes to Consolidated Financial Statements                  F-6 - 18

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Stockholders of
SORELL, INC.

     We have reviewed the balance sheet of SORELL, INC. (the "Company") as at March 31, 2006 and 2005, and the related statements of stockholders' equity, operations and cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative working capital from operations and operates in a country whose economy is currently unstable, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TORONTO,  CANADA     CHARTERED  ACCOUNTANTS

May 19, 2006

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Balance Sheets
March 31, 2006 and 2005
Unaudited


                                                      2006         2005
                                  ASSETS
CURRENT
Cash and cash equivalents (note 3)               $  1,655,079     $ 3,218,192
Accounts receivable (net of allowance for
doubtful accounts $1,900,668; 2005 -
1,065,958)                                          2,130,991       3,068,800
Inventory (note 4)                                  7,373,562       8,721,708
Loans receivable (note 5)                              39,719           2,660
Prepaid and sundry assets                             241,335         763,507
                                                -------------      -----------
                                                   11,440,686      15,774,867
LOANS RECEIVABLE                                            -          87,173
PROPERTIES AND EQUIPMENT (note 6)                   8,031,579       8,701,583
DEPOSITS                                              627,764         472,741
INVESTMENTS (note 7)                                   28,147          84,938
                                                -------------      -----------

                                                 $ 20,128,176     $25,121,302
                                                =============      ===========

                                 LIABILITIES
CURRENT
Accounts payable                                 $  8,298,453      $ 3,973,317
Loans payable - current (note 8)                   12,365,769       12,585,155
                                                -------------      -----------

                                                   20,664,222       16,558,472
ACCRUED SEVERANCE (note 10)                           617,362          570,847
LOANS PAYABLE (note 11)                             4,424,700        4,407,307
                                                -------------      -----------

                                                   25,706,284       21,536,626
                                                -------------      -----------

COMMITMENTS AND CONTINGENCIES-SEE NOTE 15 AND 16

                      STOCKHOLDERS' (DEFICIENCY) EQUITY

CAPITAL STOCK (note 12)                                29,540            5,390
PAID IN CAPITAL                                     4,717,972        5,026,033
ACCUMULATED OTHER
     COMPREHENSIVE INCOME                             476,409          765,983
DEFICIT (note 13)                                 (10,802,029)      (2,212,730)
                                                -------------      -----------

                                                   (5,578,108)       3,584,676
                                                -------------      -----------

                                                  $20,128,176      $25,121,302
                                                =============      ===========


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Statements of Stockholders' Deficiency
Three Months Ended March 31, 2006 and 2005
Unaudited


                                                       Paid in           Accumulated                          Total
                                                       Capital in        Other            (Deficit)           Stockholders'
                         Number of     Capital         excess of         Comprehensive     Retained          (Deficiency)
                         Shares        Stock           Par Value         Income            Earnings           Equity
                         ---------     -----------     ---------------    -------------    ---------------    -----------------
Balance,
January 1, 2005          5,389,900     $     5,390     $     5,026,033    $     830,157    $     2,229,461     $     8,091,041
Unrealized loss on
   investment  (note 7)          -               -                   -           16,726                  -              16,726
Foreign exchange
   on translation                -               -                   -          (80,900)                 -             (80,900)
Net loss                         -               -                   -                -         (4,442,191)         (4,442,191)
                         ---------     -----------     ---------------    -------------    ---------------    -----------------

Balance, March 31,
   2005                  5,389,900     $     5,390     $     5,026,033    $     765,983   $     (2,212,730)    $     3,584,676
                         =========     ===========     ===============    =============    ================   =================

Balance,
January 1, 2006         29,539,900    $     29,540     $     4,717,972    $     621,603   $     (9,056,425)   $     (3,687,310)
Foreign exchange
   on translation                -               -                   -         (145,194)                 -            (145,194)
Net loss                         -               -                   -                -         (1,745,604)         (1,745,604)
                         ---------     -----------     ---------------    -------------    ---------------    -----------------

Balance, March 31,
   2006                 29,539,900    $     29,540     $     4,717,972    $     476,409  $     (10,802,029)   $     (5,578,108)
                         =========     ===========     ===============    =============    ================   =================


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005
Unaudited

                                                                     2006                        2005
REVENUE
Manufacturing                                                    $2,309,613                 $10,453,336
Merchandise                                                         338,133                   1,107,478
Subcontracting                                                      193,536                     303,357
Other                                                               106,036                      33,009
                                                                 ----------                 ------------
                                                                  2,947,318                  11,897,180
                                                                 ----------                 ------------

COST OF SALES
Manufacturing                                                     2,922,522                  13,342,273
Merchandise                                                         458,668                   1,233,184
Subcontracting                                                      135,475                     184,971
                                                                 ----------                 ------------

                                                                  3,516,665                  14,760,428
                                                                 ----------                 ------------

GROSS LOSS                                                         (569,347)                 (2,863,248)
                                                                 ----------                 ------------

EXPENSES
Salaries, employee benefits, and
   retirement allowance                                             491,804                     505,482
Research and development                                            408,338                     195,658
Professional fees                                                   149,206                      92,695
Bad debts                                                            70,518                     712,575
Taxes and dues                                                       21,444                      28,624
Advertising, promotion, and
   entertainment                                                    121,879                      88,634
Freight                                                              43,588                      42,823
Travel                                                               64,266                      85,473
Utilities                                                            23,094                      29,235
Office and general                                                   15,569                      25,274
Rent                                                                  3,966                       3,284
Warranty (recoveries)                                              (181,008)                     55,674
Depreciation                                                         67,600                      80,281
                                                                 ----------                 ------------

                                                                  1,300,264                   1,945,712
                                                                 ----------                 ------------

OPERATING LOSS                                                   (1,869,611)                 (4,808,960)
                                                                 ----------                 ------------

OTHER (EXPENSES) INCOME
Financing fees                                                      (28,740)                    (52,340)
Gain from sale of securities                                        251,093                           -
Interest expense - net                                             (186,287)                   (134,174)
Foreign exchange gain                                                80,254                     103,452
Gain (loss) on disposition of other assets                            7,687                     (24,883)
                                                                 ----------                 ------------

                                                                    124,007                    (107,945)
                                                                 ----------                 ------------

LOSS BEFORE INCOME TAXES                                         (1,745,604)                 (4,916,905)
Income taxes expense - deferred                                           -                     474,714
                                                                 ----------                 ------------

NET LOSS                                                        $(1,745,604)                $(4,442,191)
                                                                 ===========                ============

BASIC LOSS PER SHARE                                            $     (0.06)                $     (0.19)
                                                                 ===========                ============

WEIGHTED AVERAGE NUMBER OF SHARES                                29,539,900                  23,305,000
                                                                 ===========                ============

   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
Unaudited

                                                           2006            2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(1,745,604)  $(4,442,191)
Adjustments for:
Depreciation                                                284,136       357,957
(Gain) loss on disposition of property                       (7,687)       24,883
Change in non-cash working capital
Accounts receivable                                       2,458,715     1,049,518
Inventory                                                  (910,169)    3,493,816
Prepaid and sundry assets                                    13,145     1,494,801
Deposits                                                    (23,457)      (10,796)
Accounts payable                                           (266,879)     (310,269)
Accrued severance                                            41,972      (126,449)
Deferred taxes                                                    -      (474,714)
                                                        ------------  ------------
                                                           (155,828)    1,056,556
                                                        ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                             -      (146,725)
Investments                                                       -       (18,648)
                                                        ------------  ------------

                                                                  -      (165,373)
                                                        ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Loans receivable                                             47,807         8,043
Loans payable                                              (138,412)     (899,826)
                                                        ------------  ------------

                                                            (90,605)     (891,783)
                                                        ------------  ------------

FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS                64,339       (37,785)
                                                        ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (182,094)      (38,385)
CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD          1,837,173     3,256,577
                                                        ------------  ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $ 1,655,079   $ 3,218,192
                                                        ============  ============

INTEREST AND INCOME TAXES PAID:
Interest paid                                           $   199,250   $   148,193
                                                        ============  ============

Income taxes paid                                       $         -   $         -
                                                        ============  ============


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited


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

Since 2002, the S.Cam, has been actively investing in research to develop consumer electronic products such as MP3 players under its own brand name 'Sorell'. Revenue from Sorell products amounted to approximately 50% of total revenues of 2006 (2005 - 44.2%).

Going  Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the periods ended March 31, 2006 and 2005, the Company experienced net losses of $1,745,604 and $4,442,191 and has a negative working capital of $9,223,536 and $783,605 for the quarters ended March 31, 2006 and 2005 respectively.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

Management is pursuing various sources of equity financing in addition to increasing its sales base. During the year, the Company shifted its primary focus to the production of goods under its own brand name "Sorell". During 2006, the company entered into two major contracts for sales of its GPS and NFI products to China and Europe for a total of $21.9 million. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited




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

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited




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

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited




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

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited




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

3.     CASH AND CASH EQUIVALENTS

The Company has provided term deposits of $761,460 (2005 - $492,500) as security for bank loans as described in note 8. The loans will mature on May 28, 2006, June 6, 2006 and September 21, 2006 respectively. As at March 31, 2006, the total loans outstanding were $1,865,421 (2005 - $1,260,735).

The Company has provided $50,000 (2005 - $50,000) as a guarantee for the royalty agreement as described in note 15b.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited



4.     INVENTORY
Inventory  includes  the  following:
                                                  2006           2005
Finished goods (net of inventory allowance
    of $599,783 (2005-$707,719)            $  1,028,708   $  1,547,649
Work in progress (net of inventory
    allowance of $110,393 (2005-$1,037,374)   1,013,849      1,283,695
Raw materials (net of inventory
   allowance of $592,537 (2005-$620,508)      5,331,005      5,890,364
                                        ---------------  -------------
                                        $     7,373,562  $   8,721,708
                                        ===============  =============


5.     LOANS RECEIVABLE

The loans receivable from the Company's employees are interest bearing at 6% per annum and mature within 2006.

6.     PROPERTIES AND EQUIPMENT

Properties  and  equipment  are  comprised  as  follows:



                                                     2006                                  2005
                                                ACCUMULATED                              Accumulated
                                  COST           DEPRECIATION                 Cost      Depreciation
                              -------------       ----------              -----------  ----------

Land                          $   1,305,587       $        -              $ 1,249,759  $        -
Buildings                         4,614,525          219,895                4,417,208     100,028
Machinery                         6,795,043        5,398,136                6,380,377   4,375,319
Tools and equipment                 958,343          641,524                  809,160     466,371
Vehicles                            105,332           72,550                  100,828      47,019
Furniture and fixtures            1,727,945        1,143,091                1,503,976     770,988
                              -------------       ----------              -----------  ----------
                              $  15,506,775       $7,475,196              $14,461,308  $5,759,725
                              -------------       ----------              -----------  ----------

Net carrying amount                               $8,031,579                           $8,701,583
                                                  ----------                           ----------


The land and buildings have been pledged as security for a short term bank loan as described in note 8 and a long term bank loan as described in note 11.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited

7.     INVESTMENTS AVAILABLE FOR SALE

                                           2006                   2005

Ein View Co. Ltd (15.4% ownership)     $     22,724          $     79,747
Government Bonds                              5,423                 5,191
                                       ------------          ------------
                                       $     28,147          $     84,938
                                       ============          ============

Ein  View  Co.  Ltd is a private Korean company which manufactures camera parts.

As the investee has recurring losses, the Company has written down the investment from carrying value to the Company's share of the net book value of the investee (as at December 31, 2005 and 2004). The unrealized loss was charged to stockholder's equity. No revaluation has been done at the quarters ended March 31, 2006 and 2005.

8.     LOANS PAYABLE - CURRENT

        BANK NAME                   INTEREST       MATURITY DATE           2005            2004
-------------------------------  -------------   --------------     -------------      ------------
Industrial Bank of Korea         5.70%           April 26 to May 28       823,200           525,005
                                                 2006
The Export-Import Bank of Korea  Libor + 1.17%   May 18, 2006           1,955,100         2,028,480
City Bank                        5.95%           May 28, 2006           3,925,635         4,432,500
Shinhan Bank                     5.60% to 6.5%   April 5 to June 30       669,195         1,329,306
                                                 2006
Korea Exchange Bank              5.67%           April 12 to June 28    1,594,911         1,574,777
                                                 2006
Hana Bank                        7.64%           September 21, 2006       411,600           985,000
Hana Bank . . . . . . . . . . .  6.58% to 7.01%  November 6, 2006         358,965           472,734
Jo Hung Bank                     6.00%           June 6, 2006           1,197,756                 -
Letters of Credit                                                       1,429,407         1,237,353
                                                                    -------------       -----------
                                                                    $  12,365,769       $12,585,155
                                                                    =============       ===========

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited

8.     LOANS PAYABLE - CURRENT (cont'd)

The current loans are payable monthly, interest only, and are secured as follows;

The Export - Import Bank of Korea loan of $1,955,100 is guaranteed by the Korea Technology Credit Guarantee Fund up to $1,003,275.

The City Bank loan of $3,925,635 is guaranteed by the Korea Credit Guarantee Fund up to $2,893,548 and the balance is secured by a term deposit of $514,500 as described in note 3.

The Shinhan Bank loan of $669,195 is guaranteed by the Korea Technology Credit Guarantee Fund up to $760,946.

The Korea Exchange Bank loan of $1,594,911 is guaranteed by the Korea Technology Credit Guarantee Fund up to $1,399,440.

The Hana Bank loan of $411,600 is guaranteed by a second charge of the company's land and building of upto $802,620 as described in note 6 with a carrying value of $5,700,217.

The Hana Bank loan of $358,965 is guaranteed by a term deposit of $102,980 as described in note 3.

The Jo Hung Bank loan of $1,197,756 is guaranteed by a term deposit of $144,060 as described in note 3.

Letters of Credit with Korea Exchange Bank is guaranteed by the Korea Credit Guaranteed Fund up to $1,049,580.

The  Industrial  Bank  of  Korea  loan  of  $823,200  is  unsecured.

9.     INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2006 and 2005 are 16.5% of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent of the excess which was amended to 27.5% effective January 1, 2005, in accordance with the Corporate Income Tax Law enacted in 2004. The company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. Deferred income taxes were calculated based on the lower enacted rate of 16.5%. The utilitization of the losses expire in 2010.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited



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


                                                               2006                       2005
Deferred income tax liabilities:
      Research and development expenses claimed
      in excess of accounting for tax purposes            $   501,545                $ 464,171
Timing differences:
     Allowance for warranty provision                         (45,145)                  (9,827)
     Allowance for severance accrual                         (156,290)                (171,696)
     Allowance for doubtful accounts receivable              (313,610)                (175,883)
     Inventory provision                                     (228,086)                (219,157)
     Other miscellaneous timing differences                   (64,722)                 115,464
     Net operating loss carryforwards                      (1,643,912)                (459,529)
                                                         -------------               ----------
                                                           (1,950,220)                (456,457)

Valuation allowance for deferred income tax assets          1,950,220                  456,457
                                                         -------------               ----------

                                                          $         -                $       -
                                                         =============               ==========



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

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited



11.     LOANS PAYABLE - LONG TERM

     BANK NAME              INTEREST        2005        2004
------------------------  ------------  ------------  ----------
Industrial Bank of Korea  3.5% to 4.4%    $4,424,700   4,235,500
Hana Bank. . . . . . . .            0%             -     171,807
                                          ----------   ---------
                                        $  4,424,700  $4,407,307
                                        ============  ==========


The Industrial Bank of Korea loans are payable quarterly, interest only for the first three years of the term. Principal and interest will be payable quarterly, commencing in 2007, for the balance of the term. The loans will mature March and May of 2012. The loans are guaranteed by a first charge on the land and building as described in note 6 with a carrying value of $5,700,217.

Hana Bank loan was payable quarterly, interest only, and matured on November 6, 2005. The loan was guaranteed by Korea Development Corporation.

Principal  repayments  of  long-term  debt  is  comprised  as  follows:

       2007     $    442,439
       2008          884,940
       2009          884,940
       2010          884,940
       2011          884,940
       2012          442,501
             ---------------
             $     4,424,700
             ===============

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited

12.     CAPITAL STOCK

Authorized:
     100,000,000 common shares, par value $0.001
                                                         2006        2005
Issued:
     29,539,900 common shares (2004 5,389,900)     $   29,540    $  5,390
                                                   ----------    --------

In accordance with a share exchange agreement dated July 12, 2005, the company issued 23,305,000 common shares on October 4, 2005 to acquire 78.8% interest in S.Cam. As a result of the transaction the shareholders of S.Cam control 81% of the company.

In  October  2005  the  company  issued  845,000  for  services  at  $42,250.

Stock Warrants and Options

In accordance with the bylaw, the Korean subsidiary may issue convertible bonds up to $9,751,000 and bonds with stock warrants up to $9,751,000, to individuals or companies other than shareholders. As of March 31, 2006, no bonds with stock warrants or convertible bonds have been issued.

In accordance with the bylaw, the Korean subsidiary may grant stock options to its directors and employees up to 10% of its shares in accordance with the special resolution of shareholders' meeting (board of directors may grant up to 3% without the special resolution of shareholders' meeting). As of March 31, 2006, no stock options have been granted.

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

Included in retained earnings are reserves for $2,817,431 (2005 - $2,817,431) appropriated for tax purposes and $46,829 (2005 - $46,829) appropriated as a legal reserve regarding cash dividend.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited

14.     MAJOR CUSTOMERS

During the three months ended March 31, 2005, the Company had three major customers which accounted for 34% of the total revenue. During the three months ended March 31, 2006, the Company had one customer which accounted for 30% of the total revenue.

15.     COMMITMENTS

a) The Company is committed to lease obligations of its head office and employee residences, with varying expiring dates from September to November 2006. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

2006     $     42,536

b) The company has several licensing agreements for technologies that it acquired. The agreements require the Company to pay royalties in various flat and variable rates. The terms of these agreements range from one year to indefinite periods. During the quarter, the Company incurred approximately $10,249 of royalty fees.

16.     CONTINGENT LIABILITIES

a) The company has been sued by 3 companies for damages for approximately $2.4 million. In each case, S.Cam has filed a counter claim. As at the quarter end, the outcome of the lawsuits can not be reasonably determined.

b) The Company has entered into forward contracts maturing from April 2006 to September 2006 to buy $100,000 with Korean won at a price of 1,022 won per dollar and to sell $200,000 for Korean won at a price of 1,047 won per dollar each month.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
March 31, 2006 and 2005
Unaudited



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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF SORELL, INC. AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS FILING ON FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

GENERAL OVERVIEW
----------------

Sorell, Inc. ("Sorell" or "the Company") is in the business of manufacturing, research and development and sales of consumer electronics. Sorell's product line includes mobile phones, MP3 players, MP3 CD Players, Portable Media Players ("PMPs"), mobile cameras and other devices.

Sorrell was established in October 1998 as a spin-off of the DVS production department from Samsung Electronics. This unit, which was responsible for producing Samsung camcorders, was born again as S-CAM, which was responsible for manufacturing Samsung Electronics products as an Electronics Manufacturing Services ("EMS") provider.

Since 2002, the Company through it's operating subsidiary S-Cam Co., Ltd. has been actively investing in research to develop consumer electronic products such as MP3 players under its own brand name "Sorell". Revenue from Sorell brand products has amounted to approximately 50% of total revenues for the first quarter of 2006 (2005 was 44.2%).

GOING CONCERN
-------------

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the periods ended March 31, 2006 and 2005, the Company experienced net losses of $1,745,604 and $4,442,191, respectively, and has a negative working capital of $9,223,536 and $783,605 for the quarters ended March 31, 2006 and 2005, respectively.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, continuing sales of its products and attaining profitable operations.

Management of the Company is pursuing various sources of equity financing in addition to increasing its sales base. During the year, the Company shifted its primary focus to the production of goods under its own brand name "Sorell." During the first quarter of 2006, the company entered into two major contracts for sales of its GPS and NF1 products to China and Europe for a total of $21.9 million. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

CRITICAL ACCOUNTING POLICIES
----------------------------

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. The following are policies the Company considers particularly significant:

Basis of Financial Statement Presentation

     The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

Basis of Consolidation

     The acquisition of S-Cam Co., Ltd. by the Company has been recorded as a recapitalization of the Company, with the net assets of the Company and S-Cam brought forward at their historical basis. The intention of management of S-Cam was to acquire the Company as a shell company listed on the Over-the-Counter Bulletin Board. Management does not intend to pursue the business of Netmeasure. As such, it is appropriate to account for the merger as the recapitalization of the Company.

     Minority interests are recorded to the extent of their equity. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

Unit of Measurement

     The Company uses the US Dollar as the unit of measurement in the Company's financial statements.

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

     Revenues from products sales and processing are recognized, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

Provision for Warranty

     The Company accounts for estimated warranty costs relating to the Company's "Sorell" brand products during the warranty period of one year. Estimated costs of product warrants are charged to current operations at the time of sale and are included in the balance sheet as part of accounts payable.

Currency Translation

     The Company's functional currency is Korean Won. Adjustments to translate these statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

     Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Balance sheets items recorded in foreign currencies have been translated to Korean Won at the year end rate. Realized foreign exchange gains and losses have been charged to income in the year realized.

Cash and Equivalents

     Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

Loss per Common Share

     The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders' deficit, and consists of net income and unrealized gains (losses) on: available-for-sale, marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No.
87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the company's financial position or results of operations.

Properties and Equipment

     Properties and equipment are stated at cost.   We capitalize major renewals
and betterments, and expense the costs of repairs and maintenance as they are incurred. We compute depreciation according to the following recovery periods and depreciation methods:

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

Inventories

     Inventories are stated at the lower of cost or net realizable value. Net realizable value is selling price minus selling expenses.

     The cost of inventories is determined on the weighted average method, except for materials-in-transit for which the specific identification method is used.

Investments

     Investments in available-for-sale securities are recorded in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Financial Instruments

     The fair values of cash equivalents, short-term and long-term investments, and short-term debt are their approximate costs. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. We do not expect SFAS No. 151 to have a significant impact on our financial statements.

     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application of any change in accounting principle to prior periods' financial statements. SFAS No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect SFAS No. 154 to have a significant impact on our consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2006 compared to three months ended March 31, 2005

     Total revenues for the company in the quarter ended March 31, 2006 were $2.947,318 compared to $11,897,180 for the quarter ended March 31, 2005. For the quarter ended March 31, 2006, we reported a net loss of $1,745,604 compared to a net loss in the comparable quarter of 2005 of $4,442,191.

     The reduction in revenues for the quarter is directly attributable to the continuation of our planned reduction of the company's EMS business, as well as the first quarter historically reflecting reduced product demand. In addition, we had been completing the preparation and production of our new product line which we released in April 2006. Consequently sales from that product line are expected to be realized in subsequent quarters.

     Our gross profit margin ratio improved from -24.1% in the quarter ended March 31, 2005 to -19.3% for the quarter ended March 31, 2006. The improvement in the company's profit margin reflects the effects of overhead reductions as a result of the company's move out of the EMS business and into the branded-product business. The company also attributes improvement to specific steps it took to reduce costs in its general business. In addition, the company substantially reduced bad debt expense by more than 90% from the elimination of its EMS business (from $712,575 in the quarter ended March 31, 2005 to $70,518 in the quarter ended March 31, 2006). The Company also substantially reduced the overall cost of warranties.

     Cost of sales decreased by $11,243,763 or approximately 76% to $3,516,665in the three months ended March 31, 2006 from $14,760,428 in the three months ended March 31, 2005. The decrease was primarily due to the substantial reduction of our EMS business as well as decreased product demand during the quarter as a result of seasonal fluctuations. As a percentage of revenue, cost of sales decreased to 119% from approximately 124%, resulting in a gross margin of -19.32% as compared to -24.06% for the three months ended March 31, 2006 and 2005, respectively.

     Our operating expenses decreased by $645,448 or approximately 33% to $1,300,264 in the three months ended March 31, 2006 from $1,945,712 in the three months ended March 31, 2005 primarily to the Company's reduction in revenues attributable to our change in the EMS business.

     Our Net loss decreased $2,696,587 to $1,745,604 or a loss of $0.06 loss per common share for the three months ended March 31, 2006, from a net loss of $4,442,191, or $0.19 loss per common share, for the three months ended March 31, 2005. This substantial reduction in loss per share is attributable to our focus on changing on business to a more profitable overall operation through sale of our own branded products.

PROSPECTS FOR SORELL DURING THE SECOND QUARTER OF 2006

     Our release in April 2006 of the DN-10 Portable Digital Navigation Players has received positive response from Korean domestic customers and we have already entered into one contract with projected sales of $9 million with a distributor.

     In Korea, the company successfully completed sales on the Hyundai home shopping network on two separate occasions, and we are currently considering plans for as many as two broadcasts per week. Although future results cannot be assured, that effort could result in significant sales of our most recently released products. We also plan to do additional home shopping sales through CJ and GS home shopping channels, two additional home shopping channels, in Korea during May.

     The NF-1 model introduction outside of Korea is expected to commence in May. Contracts with Anubis in Europe for 100,000 units and Zarva in China for 50,000 units have already been executed, and we received the first order for the NF-1 model from Audiovox in the United States. Delivery of these units should commence in mid-May.

     The company believes that during the second quarter sales of our digital convergence products such as the DN-10 and the NF-1, will ramp up and as such, we expect increased revenues, with overall improvements in profitability and margins.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Sorell has been in operation since October 1998 to manufacture and sell consumer electronic products. The Company has consistently had revenue growth until 2004, when the Company undertook a substantial restructuring of its operations.

     As with most large manufacturing operations, Sorell is dependent on substantial bank loans to support its equipment, plants and other operations. These loans are $12,365,769 total current loans payable and $4,424,700 long term loans payable as at March 31, 2006, compared to $12,585.155 and $4,407,307 at March 31, 2005.

Current Loans Payable

     Sorell's current loans payable for 2006 and 2005 are as follows:

        BANK NAME                   INTEREST       MATURITY DATE           2005            2004
-------------------------------  -------------   --------------     -------------      ------------
Industrial Bank of Korea         5.70%           April 26 to May 28       823,200           525,005
                                                 2006
The Export-Import Bank of Korea  Libor + 1.17%   May 18, 2006           1,955,100         2,028,480
City Bank                        5.95%           May 28, 2006           3,925,635         4,432,500
Shinhan Bank                     5.60% to 6.5%   April 5 to June 30       669,195         1,329,306
                                                 2006
Korea Exchange Bank              5.67%           April 12 to June 28    1,594,911         1,574,777
                                                 2006
Hana Bank                        7.64%           September 21, 2006       411,600           985,000
Hana Bank . . . . . . . . . . .  6.58% to 7.01%  November 6, 2006         358,965           472,734
Jo Hung Bank                     6.00%           June 6, 2006           1,197,756                 -
Letters of Credit                                                       1,429,407         1,237,353
                                                                    -------------       -----------
                                                                    $  12,365,769       $12,585,155
                                                                    =============       ===========

     The current loans are payable monthly, interest only, and are secured as follows:

     The Export-Import Bank of Korea loan of $1,955,100 is guaranteed by the Korea Technology Credit Guarantee Fund up to $1,003,275.

     The City Bank loan of $3,925,635 is guaranteed by the Korea Credit Guarantee Fund up to $2,893,548 and the balance is secured by a term deposit of $514,500.

     The Shinhan Bank loan of $669,195 is guaranteed by the Korea Technology Credit Guarantee Fund up to $760,946.

     The Korea Exchange Bank loan of $1,594,911 is guaranteed by the Korea Technology Credit Guarantee Fund up to $1,399,440.

     The Hana Bank loan of $411,600 is guaranteed by a second lien on the Company's land and building with a carrying value of $5,700,217.

     The Hana Bank loan of $358,965 is guaranteed by a term deposit of $102,980.

     The Jo Hung Bank loan of $1,197,756 is guaranteed by a term deposit of $144,060.

     Letters of Credit with various banks are guaranteed by the Korea Credit Guaranteed Fund up to $1,049,580.

     The Industrial Bank of Korea loan of $823,200 is unsecured.

Long Term Loans Payable

     The Company has one long term loan payable in 2006 as compared to two in 2005 as follows:


     BANK NAME              INTEREST        2005        2004
------------------------  ------------  ------------  ----------
Industrial Bank of Korea  3.5% to 4.4%    $4,424,700   4,235,500
Hana Bank. . . . . . . .            0%             -     171,807
                                          ----------   ---------
                                        $  4,424,700  $4,407,307
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

     Sorell believes that it will be able to continue satisfying its cash and other capital requirements through continued additional bank financing. However, there is no written or otherwise commitment from any such bank to provide any additional cash to the Company beyond what has already been provided. The Company may need to seek financings in addition to its existing bank financing to grow and support its current operations. The Company will also seek additional financing for potential acquisitions.

Convertible Notes and Warrants

     On May 1, 2006, the Company entered into a Securities Purchase Agreement with four accredited investors and sold to such accredited investors: (i) $1,000,000 principal amount of senior convertible notes ("Notes") and (ii) warrants ("Warrants") to purchase up to 2,000,000 shares of the Company's common stock, resulting in gross proceeds to the Company of $1,000,000. The sale of the Notes and Warrants was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

     The Notes bear interest at 8% per annum payable quarterly, they mature one year from the date of issuance and are convertible into shares of the Company's common stock at the investors' option at $0.50 per share, subject to adjustment. If after the subscription date the Company completes a financing transaction that results in gross proceeds of at least $5,000,000, the Company is required to promptly deliver written notice thereof to the holders of the Notes and the holders may thereafter require the Company to redeem the Notes. If at any time after the subscription date the Company completes a financing transaction that results in gross proceeds of at least $5,000,000 and the holders of the Notes do not require the Company to redeem the Notes, the Company has the right to require the holders to convert all of such Notes into common stock at the then applicable conversion rate.

     If the Company issues shares of common stock below the then applicable conversion price, the exercise price of the Notes will be reduced accordingly. The conversion price of the Notes also will be adjusted if the Company pays a stock dividend, subdivides or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the holders' position. Interest may be paid with share of common stock at the Company's option based on 90% of the dollar volume weighted average price of the Company's common stock on each of the 30 consecutive trading days immediately preceding the applicable interest payment due date.

     The Warrants are exercisable at a price of $0.75 per share until five years from the date of issuance. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered for sale pursuant to an effective registration statement. The Company may call the outstanding Warrants if: (a) the weighted average price per share of common stock has been greater than $2.50 for a period of 15 consecutive trading days immediately prior to the date of delivery of a call notice (the "Call Notice Period"); (b) the daily trading volume of the common stock has been greater than 50,000 shares on each trading day during the Call Notice Period; (c) trading in the common stock has not been suspended; and (d) the Company is in material compliance with the terms and conditions of the Warrants and the other transaction documents.

     If the Company issues shares of common stock below the then applicable exercise price, the exercise price of the Warrants will be reduced accordingly. The exercise price of the Warrants also will be adjusted if the Company pays a stock dividend, subdivides or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the holders' position. Upon each such adjustment of the exercise price, the number shares of common stock issuable upon exercise of the Warrants will be adjusted determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the Warrants immediately prior to such adjustment and dividing the product thereof by the exercise price resulting from such adjustment.

     The investors have agreed to restrict their ability to convert their Notes and exercise their Warrants such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock of the Company.

     The Company is required to file a registration statement with the Securities and Exchange Commission within 30 days of closing to register the sale of the common stock issuable upon conversion of the Notes and exercise of the Warrants. If the registration statement is not filed within such period or if it is not declared effective within 120 days from the date of closing (150 days from the date of closing if the registration statement is reviewed by the
SEC), the Company is required to pay liquidated damages to the investors equal to 2% of their purchase price for each 30 day period until the event is cured. In connection with the closing, each officer and director of the Company is required to sign a lock-up agreement providing that they will not dispose of or agree to dispose of shares of the Company's common stock beneficially owned by them until six months from the effective date of such registration statement. In addition, the investors have a right of first refusal to participate in any subsequent private placement of debt or equity securities of the Company until one year after the effective date of the required registration statement.

     New York Global Securities, Inc. and its agents acted as placement agent in connection with the sale of the Notes and related Warrants and, together with its agents, was paid cash compensation of $120,000 (12% of the gross proceeds from the closing), and, together with its agents, will be issued placement agent warrants to purchase 400,000 shares of the Company's common stock exercisable at $0.50 per share until two years after the closing.

ITEM 3.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of March 31, 2006, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Miracle Progress International against S-Cam Co., Ltd. and TNP telecom.

     Plaintiff Miracle Progress International filed in the Seoul District Court in Korea alleging compensation for damages amounting to USD $2,000,000 against S-Cam Ltd and TNP Telecom. The three companies entered into an agreement to launch a GSM phone business on which the Company is in charge of manufacturing, and TNP telecom is in charge of design and development, with the Plaintiff charged with marketing. Plaintiff claims damages in marketing and sales because of quality defects in manufacturing. The Company asserted the defect was the result from the design, not quality control. The final decision has not been made. The Company is vigorously defending this lawsuit.

TNP Telecom against  S-Cam Co., Ltd. and Miracle Progress International

     Plaintiff TNP Telecom filed in the Seoul District Court in Korea region alleging compensation for the development cost of a GSM phone design amounting to USD $200,000 against S-Cam Ltd and Miracle Progress International. The Company has asserted that the design and development of Plaintiff caused the defect of products and ruined the business. The final decision has not been made. The Company is vigorously defending this lawsuit.

Information Tele-communication Company("ITC") against S-Cam Co., Ltd.

     Plaintiff Information Tele-communication Company filed in the Suwon District Court in Korea alleging compensation for damages amounting to USD $221,932 against the Company. Plaintiff claimed the Company did not purchase parts after placing the order. The company asserted the Plaintiff did not keep the delivery date and payment condition was Letter of Credit. The final decision has not been made. The Company is vigorously defending this lawsuit.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter ended March 31, 2006. A sale of convertible notes and warrants dated as of May 1, 2006 is identified in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

3.1     Articles of Incorporation of Powertech, Inc.*
3.2 Articles of Amendment to Articles of Incorporation changing name to Netmeasure Technology, Inc.*
3.3 Articles of Amendment to Articles of Incorporation of Netmeasure Technology, Inc. changing name to Sorell, Inc.**
3.4     Articles of Organization of S-Cam Co., Ltd.**
3.5     By-laws*
4.1     Form of Senior Convertible Note****
4.2     Form of $0.75 Warrant****
10.1 Reorganization and Stock Purchase Agreement dated as of July 12, 2005 between the Company (then Netmeasure Technology, Inc.) and S-Cam
        Co., Ltd.**
10.2 Mutual Nondisclosure Agreement and Business Agreement dated as of September 21, 2005 between S-Cam Co., Ltd. and ANUBIS Electronic Gmbh**
10.3 Public Relations Agreement dated as of November 1, 2005 between the Company and Martin E. Janis & Company.**
10.4 Letter Agreement dated February 2, 2006 between the Company and New York Global Securities**
10.5 Pro Forma Invoice and Sales Agreement dated July 6, 2006 between S-Cam Co., Ltd. and Creative Technology, Ltd.**
10.6 License Agreement dated February 4, 2005 between S-Cam Co., Ltd and Ingenient Technologies**
10.7    License Agreement dated May 12, 2005 between S-Cam Co., Ltd. and
        Sisvel**
10.8 License Agreement dated August 1, 2005 between S-Cam Co., Ltd and Microsoft Corporation**
10.9    Loan Agreement with The Export-Import Bank of Korea**
10.10   Loan Agreement with The Export-Import Bank of Korea**
10.11   Loan Agreement with Korea First Bank**
10.12   Loan Agreement with Industrial Bank of Korea**
10.13   Loan Agreement with The Export-Import Bank of Korea**
10.14   Loan Agreement with City Bank**
10.15   Loan Agreement with Shinhan Bank**
10.16   Loan Agreement with Korea Exchange Bank**
10.17   Loan Agreement with Hana Bank**
10.18   Loan Agreement with Hana Bank**
10.19   Loan Agreement with Jo Hung Bank**
10.20   Loan Agreement with Industrial Bank of Korea**

10.21   Loan Agreement with Hana Bank**
10.22   Office Lease**
10.23 Securities Purchase Agreement dated May 1, 2006 by and among Sorell Inc. and the investors listed on the Schedule of Buyers attached thereto****
10.24 Registration Rights Agreement dated May 1, 2006 by and among Sorell Inc. and the Buyers signatory thereto****
10.25   Form of Lock-Up Agreement****
22.     Subsidiaries:     S-Cam Co., Ltd., a Korean corporation
31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Chief Executive Officer certification pursuant to 18 U.S.C. Section
        1350
32.2    Chief Financial Officer certification pursuant to 18 U.S.C. Section
        1350

_______________________
* Previously filed with the Company's Registration Statement on Form 10-SB, file number 0-27675, filed on October 15, 1999.
**    Previously filed with the Company filing on Form 10-KSB filed on April
      17, 2006
*** Previously filed with the Company's filing on Form 8-K filed on July 27, 2005.
****  Previously filed with the Company's filing on Form 8-K filed on April
      4, 2006.

(b) Reports on Form 8-K.
    --------------------

Form 8-K filed on May 4, 2006 reporting entering into agreement and completion of sale of Convertible Notes and Warrants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2006

By: /s/ Bon Kwan Koo
    ----------------
Name: Bon Kwan Koo

Title: President and Chief Executive Officer

Date: May 20, 2006

By: /s/Seung Nam Yang
    -----------------
Name: Seung Nam Yang

Title: Chief Financial Officer