Form 10KSB/A
period 2005-12-31
SORELL, INC
filed 2006-06-14
CIK 1073090

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO

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

                         COMMISSION FILE NUMBER: 0-17232

                                  SORELL, INC.
                                  ------------
              (Exact name of small business issuer in its charter)


              NEVADA                                 86-0914695
    --------------------------              ----------------------------
(State or jurisdiction of incorporation   (I.R.S. Employer Identification No.)
          or organization)



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

                                TABLE OF CONTENTS
                                                                      PAGE
PART  I

ITEM 1.  DESCRIPTION OF BUSINESS                                        4
ITEM 2.  DESCRIPTION OF PROPERTY                                       14
ITEM 3.  LEGAL PROCEEDINGS                                             15
ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS             16

PART  II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      17
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     18
ITEM 7.  FINANCIAL STATEMENTS                                         F-1
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                        26
ITEM 8A  CONTROLS AND PROCEDURES                                       27

PART  III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT              28
ITEM 10 EXECUTIVE COMPENSATION                                         29
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS          30
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 31
ITEM 13 EXHIBITS                                                       32
ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES                         34
SIGNATURES                                                             35

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION
------------

     Sorell, Inc. ("Sorell") is in the business of manufacturing, research and development and sales of consumer electronics. Sorell's product line includes mobile phones, MP3 players, MP3 CD Players, Portable Media Players ("PMP") players, mobile cameras and other devices.

BUSINESS OVERVIEW
-----------------


     Sorell, Inc. ("Sorell") was incorporated in Nevada on May 4, 1998. The Company's executive management team are: Bon Kwan Koo, Chairman and Chief Executive Officer, Seung Nam Yang, Chief Financial Officer, and Ho Yu, Chief
Technical Officer. As described below under "Company History," Sorell was incorporated under the name Netmeasure Technology, Inc. and changed its name in 2005 in connection with the acquisition of S-Cam Co., Ltd., a Korean private company ("S-Cam"). S-Cam is the operating subsidiary of Sorell.



     S-Cam was established in October 1998 as a divestiture from Samsung Electronics. S-Cam was initially formed to produce the 8mm digital camcorder when Samsung discontinued those operations. S-Cam launched its operations in December 1998 with the production of the CCTV camera, and in 2000 developed 8mm digital camcorders with Samsung and begun production of digital camcorders and digital cameras.



     Sorell's current operating subsidiary is S-Cam, which has grown substantially since its inception, growing to $1.43 million in capital in June 2000, $3 million in capital in July 2002 and approximately $8 million in shareholders equity at December 31, 2004. Sales also grew, from $10 million in exports in 2002, $30 million in exports in 2003 and $100 million in exports in 2004.



     Sorell's product line expanded to include MP3 players and CD/MP3 players beginning in 2002. This has become a substantial component of Sorell's business, particularly in exports. In June 2003, the Company launched a mobile phone production line. The Company continues to develop new models of its products for growth, including a new MP3 CD Player in 2003, and a new MP3 player based on flash memory and our Portable Multimedia Player ("PMP"), both in 2004.


PRODUCTS OF THE COMPANY
-----------------------


The following is a timeline of major developments in our product history:




Oct. 1998     Establishment of S-Cam Co. Ltd
Feb. 1999     Manufacturing Digital Camcorders and Digital Cameras
Jan. 2001     Manufacturing MP3 players for "Yepp" (Samsung Electronics Brand)
Dec. 2001     Establishment of Research and Development Center
Aug. 2002     Development of the SMP-140, an MP3 CD Player
Feb. 2003     Development of the SMP-200, an MP3 CD Player
May  2003     Development of the K889, a GSM Phone

Nov. 2003     Development of the SF 1000/1100, MP3 Players; and SMP 300, an MP3
              CD Player
Dec. 2004     Development of the SV-10, a PMP
Jan. 2005     Development of the SF3000, an MP3 Player
Jun. 2005     Development of the SV-10, a PMP
Oct. 2005     Development of Digital Convergence products (PMP + Navigation +
              DMB + etc), including the NF-1 and DN-10


PMP (Portable Multimedia Player)


     PMP supports and plays back almost every video file format including DivX, Xvid, MPEG1(VCD), MPEG2(DVD). The PMP is also a combination of an MP3 player and a DVD player, with the option to add a camera for Camcorder and still camera functionality. The Company's PMP product is a major part of the Company's product line, along with its mobile phones. Because of the product's capability to easily expand to include different software applications, the Company can continue to incorporate new innovations into the PMP, such as wireless internet and Global Positioning Satellite ("GPS") functionality. Management believes that the PMP will be the standard product to incorporate all types of portable media.


MP3Player


     With the expansion of the internet, downloading music from internet music stores like Napster and Yahoo music has became very popular to the younger generation, and the MP3 player has effectively become a digital "Walkman." The Company's various MP3 players support MP3, WMA and OGG music files. We offer MP3 players with flash memory ("Flash type"), hard disk drives ("HDD type"), or both. HDD type MP3 players have been popular in the United States and Europe, while Flash type MP3 players, which can be much smaller, are more popular in Asia. Flash type MP3 players now typically have as high as 1GB and 2GB flash memory, which provides for substantial music storage.


Mobile Phones


     The Company's mobile phone unit has three lines that can produce 150,000 units a month.


ELECTRONICS INDUSTRY OUTLOOK
----------------------------

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

     The current trend for the PMP market is to converge Personal Digital Assistants ("PDAs"), Digital Cameras, digital dictionaries, Portable TVs, and possibly even GPS into the same device. Despite this kind of convergence of many different functions in one device, PMP is considered a suitable platform with adequate memory capacity. In 2006 and thereafter, the Company plans to be a market leader in the portable multimedia product market through the development of new generation technology such as DAB, Car MP3 Players, and PMPs with portable internet.




     According to IDC reports, the total PMP market was 530,000 units worldwide in 2004, 1,350,000 units in 2005, and is projected to be 4,040,000 units in 2006. The market size is growing exponentially.



     The current trend in MP3 players is to add an FM radio and a voice recorder, and possibly even MP4 playback functions. Mobile phones with MP3 player functionality have decreased in market share in Korea during the last year. However, market share for this type of MP3 player/mobile phone combination worldwide has shown consistent growth. According to IDC reports, the worldwide MP3 player market was 730,000,000 units in 2004. 1 billion units in 2005, and projected to be 1.2 billion units in 2006. Potential annual growth of 20% to 30% is expected.



     With a significant drop in price for flash memory, MP3 Players became "must-haves" for the younger generation, much like mobile phones. The reduction in price and substantial increase in demand has prompted larger companies like Samsung and Apple to launch MP3 players, and their efforts have further expanded the market. However, the entry of these industry giants, with notable economies of scale, has adversely affected the competitive ability of small and medium-sized companies, which had been able grow significantly in the years where there was no big name brand in the market.

RESEARCH AND DEVELOPMENT
------------------------


     We believe the timely development and introduction of new products are essential to maintaining our competitive position and our ability to capitalize on market opportunities. Our research and development efforts are focused on developing new and expanded PMP, MP3 and other handheld devices. At the end of fiscal 2005, we had approximately 20 employees engaged in research and development activities. Research and development expenses were $1.5 million and $2 million in fiscal 2005 and 2004, respectively. None of our research and development is directly customer funded. We have historically focused much of our personnel and resources on research and development. Our research and development activities are focused on bringing our PMP and MP3 products to production as well as on developing next generation products. We are also developing new technologies that will improve the quality of multimedia applications on our handheld devices. We plan to continue innovating and improving the functionality of our products.


     The Company's research and development department has been very competitive, producing proven new technologies in camcorders, MP3/CD Players and MP3 players. Approximately 50% of the Company's researchers came from Samsung Electronics.

MANUFACTURING
-------------


     The Company's manufacturing facilities employ precision mounting technology for its SMT product line and a strong optical application technology for its zoom lens production. Thorough quality control is implemented in its precision assembly of camcorders, digital cameras, MP3 players, web pad, mobile phones and other products. The Company's line management is flexible to meet customers' requests, including frequent model changes experienced in the industry. The Company manufactures models for original equipment manufacturers ("OEM") (more than 20 different models) on fixed lines to keep high quality and productivity. The Company's mobile phone unit has three lines that can produce 150,000 units per month. The Company's manufacturing factory is located in Yongin City, Korea and is 275 square meters.


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

SALES AND MARKETING
-------------------

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

COMPETITION
-----------


     The market for PMPs, MP3 players and other handheld devices is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are performance, price, features, power consumption, size and customer support. Our ability to compete successfully depends on a number of factors, including success in designing and manufacturing new products that implement new technologies, product quality and reliability, price, quickly setting up production of our products, customer demand and acceptance of more sophisticated multimedia functionality on mobile phones and other handheld devices, end-user acceptance of our customers' products, market acceptance of competitors' products, and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

     We compete with both domestic and international companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. We may also face increased competition from new entrants into the market including companies currently at developmental stages. We believe we have significant intellectual property, and have historically demonstrated expertise in our technology. However, a lesser ability than our larger competitors to introduce timely new products for our market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on our business, financial condition and operating results.



     The PMP market is presently dominated and expanded primarily by Korean companies with a strong technology background and constant development through new raw materials. Our competitors include Apple, Raincom, Samsung, Archas, and Creative. They have already launched PMP products and are developing new ones for a young generation that is responsive to visual entertainment.


     The Company has been very competitive by jointly purchasing parts with Samsung Electronics, which has improved margins.

INTELLECTUAL PROPERTY
---------------------

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

GOVERNMENT REGULATION
---------------------

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

SEASONAL BUSINESS
-----------------

     The Company has historically experienced increased net sales in its third and fourth fiscal quarters compared to other quarters in its fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.

WARRANTY
--------

     The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. In addition, consumers may purchase extended service coverage on most of the Company's hardware products in all of its major markets.

ENVIRONMENTAL LAWS
------------------

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

EMPLOYEES
---------

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

HEADQUARTERS
------------

     The Company's headquarters and factory is located in Yongin City, Korea and is 275 square meters.

COMPANY HISTORY
---------------


     Sorell, Inc. was originally incorporated in Nevada on May 4, 1998 as Powertech, Inc. and subsequently changed its name to NetMeasure Technology, Inc. ("NetMeasure"). As of February 12, 1999, the company initially neither owned nor leased any real or personal property, and had no specific business plan other than to engage in a merger or acquisition with an unidentified company.

     On February 12, 1999, the Company (then NetMeasure) purchased all the issued and outstanding shares of NetMeasure Technology Inc., a Canada corporation ("NetMeasure Canada"), which was formerly named NetSentry Technology, Inc. Because it was not able to secure the necessary financing to continue operations, on April 24, 2001 the Company announced that it entered into an agreement to sell all the assets of NetMeasure Canada to Tisai Inc., a Delaware corporation ("Tisai"), whose CEO was a former Division Manager with Hewlett Packard. However, Tisai was unable to secure the necessary funds to complete the sale and the Company was forced to discontinue its development and marketing activities at the end of August 31, 2001. From that period, the Company had no operations.


     S-Cam Co Ltd. ("S-Cam") was organized in Korea in October 1998 as a divestiture from Samsung Electronics. S-Cam was initially formed to produce the 8mm digital camcorder when Samsung discontinued those operations. The business and operations described herein are principally the business of S-Cam's operations in Korea.


     Pursuant to a Share Exchange Agreement dated as of July 12, 2005, between the Company (then NetMeasure) and S-Cam, the Company acquired (the "Acquisition") from the shareholders of S-Cam all of the issued and outstanding equity interests of S-Cam (the "S-Cam Shares") and S-Cam became a wholly-owned subsidiary of the Company. As consideration for the S-Cam Shares, the Company issued 23,305,000 shares of common stock to the shareholders, and issued an additional 845,000 shares in finders' fees. After the Acquisition, the Company continued the operations of S-Cam as its primary operating business, and changed its name to Sorell, Inc.


RISK FACTORS
------------

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

We Are Likely To Need Additional Capital


     We are likely to require additional working capital to fund our business. We believe that our existing capital resources will be sufficient to meet our capital requirements through at least the end of our fiscal year ending December 31, 2006. However, we expect we will need to raise additional capital to fund future operating activities beyond this fiscal year. Our future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. Our ability to raise capital and the terms of any financing will depend, in part, on our ability to establish customer engagements and generate sales. As discussed below, revenue performance is difficult to forecast. We cannot assure that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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


ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company maintains its principal executive office at Buk-ri 35, Nama-Myun, Yongin City, Gyeonggi-do, Republic of Korea. That space is leased by the Company under a lease which expires November 5, 2006 at a rate of $2,785 per month. After the lease agreement is expires on November 5, 2006, the Company intends to move its headquarters and research and development center to the new office which was purchased by company and is under construction. The Company also owns the following plant and manufacturing facility which is located in Yongin Korea.

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


ITEM 3. LEGAL PROCEEDINGS.

MIRACLE PROGRESS INTERNATIONALVS. S-CAM CO., LTD. AND TMP TELECOM.
------------------------------------------------------------------


     Plaintiff Miracle Progress International filed in the Seoul District Court in Korea alleging compensation for damage amounting to $200 million USD against S-Cam Ltd and TMP Telecom. The three companies entered into an agreement to launch a GSM phone business on which the Company is in charge of manufacturing, and TMP telecom is in charge of design and development, with the Plaintiff charged with marketing. Plaintiff claims damages in marketing and sales because of quality defects in manufacturing. The Company asserted the defect was the result from the design, not quality control. The final decision has not been made. The Company is vigorously defending this lawsuit.


TMP TELECOM AGAINST  S-CAM CO., LTD. AND MIRACLE PROGRESS INTERNATIONAL
-----------------------------------------------------------------------


     Plaintiff TMP Telecom filed in the Seoul District Court in Korea region alleging compensation for the development cost of a GSM phone design amounting to $200,000 USD against S-Cam Ltd and Miracle Progress International. The Company has asserted that the design and development of Plaintiff caused the defect of products and ruined the business. The final decision has not been made. The Company is vigorously defending this lawsuit.


INFORMATION TELE-COMMUNICATION COMPANY("ITC") AGAINST S-CAM CO., LTD.
---------------------------------------------------------------------


     Plaintiff Information Tele-communication Company filed in the Suwon District Court in Korea alleging compensation for damages amounting to $221,932 USD against the Company. Plaintiff claimed the Company did not purchase parts after placing the order. The Company asserted the Plaintiff did not keep the delivery date and failed to meet the payment condition that a Letter of Credit be tendered. The final decision has not been made. The Company is vigorously defending this lawsuit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                                    PART II.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


OVERVIEW
--------


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

                     HIGH BID     LOW BID
                     --------     -------
Fiscal 2005

     First Quarter      .125        .115
     Second Quarter     .30         .14
     Third Quarter     1.50         .27
     Fourth Quarter    1.55        1.03

Fiscal 2004

     First Quarter      .45         .10
     Second Quarter     .45         .11
     Third Quarter      .45         .115
     Fourth Quarter     .13         .11

     The Company presently is authorized to issue 100,000,000 shares of Common Stock and no Preferred Stock, of which 29,539,900 Common shares were outstanding as of December 31, 2005.

HOLDERS
-------

     There were approximately 174 holders of record of the Company's Common Stock as of December 31, 2005. The Company's stock is publicly traded and as a consequence there are many additional street name holders of its common stock.

DIVIDENDS
---------


     The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in developing and operating the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF SORELL, INC. AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS REGISTRATION STATEMENT THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

     The following management discussion should be read together with the Sorell, Inc. financial statements included in this annual report. See "Index to Financial Statements" at page F-1. Those financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") of the United States of America.

GENERAL OVERVIEW
----------------


     Sorell, Inc. ("Sorell" or "the Company") is in the business of manufacturing, research and development of, and sales of consumer electronics. Sorell's product line includes mobile phones, MP3 players, MP3 CD Players, Portable Media Players ("PMPs"), mobile cameras and other devices.



     Sorrell was established in October 1998 as a spin-off of the DVS production department from Samsung Electronics. This unit, which was responsible for producing Samsung camcorders, was born again as S-CAM, which was responsible for manufacturing Samsung Electronics products as an Electronics Manufacturing Services ("EMS") provider.



     Beginning in 2001, the Company started producing products for companies other than Samsung electronics as an EMS provider. In August, 2002, the Company began producing and selling its own products under the "Sorell" brand name. In 2004, we restructured our business model in response to a slow-down in the EMS market, deciding to work only on EMS projects for stable, well-capitalized companies that would not expose the company to significant risks, such as non-payment or shoddy design. In 2005, we shed our EMS business altogether and began to concentrate almost exclusively on our "Sorell" brand products.


GOING CONCERN
-------------


     The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2005 and 2004, the Company experienced net losses of $11,285,886 and $760,040, respectively, and has a negative working capital of $7,658,753 for 2005.



     The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, continuing sales of its products and attaining profitable operations.

     Management of the Company is pursuing various sources of equity financing in addition to increasing its sales base. During the year, the Company shifted its primary focus to the production of goods under its own brand name "Sorell." Subsequent to the year end, the company entered into two major contracts for sales of its GPS and NF1 products to China and Europe for a total of $21.9 million. Although the Company has plans to pursue additional financing there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.


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

Properties and Equipment


     Properties and equipment are stated at cost. We capitalize major renewals and betterments, and expense the costs of repairs and maintenance as they ocurr. We compute depreciation according to the following recovery periods and depreciation methods:


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


RESULTS OF OPERATIONS
---------------------

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004


     During the fiscal year ended December 31, 2005, the Company continued its intention to grow as a specialized company in manufacturing information and technology products, as it has since its incorporation in 1998. However, during the year the Company changed its business model for accomplishing this growth, eliminating its production of products as an Electronics Manufacturing Services ("EMS") provider for other companies, and instead focusing on the development and sales of its own "Sorell" brand product. In 2002, the Company had established a research and development center with the intention to develop our own products and improve overall profitability. The Company invested $1,572,220 in research and development in the fiscal year ended December 31, 2004 and $1,541,317 in the fiscal year ended December 31, 2005. As a result of this considerable investment in research and development activity, the Company succeeded in the development of its own products, including CD players, MP3 players and PMP (Portable Multimedia Player) products and sales directly through "Sorell" as a name brand in the market.


     In the aspect of business structure and overall environment in 2004, the Company realized $111,228,815 of total revenues, consisting of $102,876,109 of EMS sales and $7,666,556 of "Sorell" brand sales, which consequently reflects a substantial dependency for the Company upon its EMS business. This EMS business in fiscal 2004 primarily consisted of GSM mobile phones (61%) and MP3 player and other multi-media products(39%).

     The Company realized, however, that business structure which had historically focused on EMS had shown a high volume of sales, but relatively low profitability. Particularly during the second half fiscal 2004, the Company experienced a significant downward momentum in the price of GSM phones, other losses through inefficiencies in production and increased and severe competition in the market. The Company therefore determined to undertake an aggressive business restructuring towards a self-brand-oriented operation and marketing based on strong confidence in the quality of its own products.


     As a direct result of this restructuring, total sales revenue during the fiscal year ended December 31, 2005 was $41,619,260, a decrease of approximately 63% as compared to the fiscal year ended December 31, 2004. This decrease is primarily due to the Company's move out of the EMS business and into the branded product business. Other causes of this decrease include a drop in the price of MP3 players, an increase of unclaimed warranty claims in commissioned production, delay of stored materials and an increase in store budgets.

     The Company's operating loss in 2005 was $11,396,453 as compared to an operating loss of $1,561,715 during the fiscal year ended December 31, 2004. We attribute approximately $4 million of this loss to the discontinued operation of the Company's GSM phone manufacturing with low profitability, as well as disposition of unused inventories including raw materials. We attribute a further $3 million to the falling price of MP3 players, due to the efforts of larger competitors and the introduction of Apple's iPod to the domestic market in Korea. These results reflect the Company's plan to revive as a profitable company in the future. In addition, the Company reduced its employees by approximately 35% and executed a cost-saving plan to reduce approximately 30% of indirect expenses. The restructuring has resulted in profit margin improvement from 1.4% in 2004 to 27% in 2005.


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

PRODUCT DEVELOPMENT
-------------------

GPS

     The Compnay launched NF-1 to the world at the 2005 Consumer Electronics Show in Las Vegas. Through the show, the Company entered into a contract with Audiovox for which the Company anticipates shipping from May 2006. The Company also entered into a contract with Anubis in Germany for 100,000 units throughout the 2006 year as well as a contract with Changhung in China for 50,000 units. The Company's NF-1 has 2.2" color LCD supporting navigation, MP3, MP4, FM radio, voice recording, and other software applications.

PMP


     The Company launched its SV-10 device in January 2005. We supplied this product to Support Plus in Germany under their brand name. We also supplied the SV-15 to Grundig in Germany during the third quarter of 2005 and to our own domestic markets, recording the third rank of market share in Korea. Our PMP product has substantial differentiating features and quality from other Korean PMP products.


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



     As with most large manufacturing operations, Sorell is dependent on substantial bank loans to support its equipment, plants and other operations. These loans are $11,992,170 total current loans payable and $4,252,700 long term loans payable as at December 31, 2005.


Current Loans Payable

     Sorell's current loans payable for 2004 and 2005 are as follows:

BANK NAME                        INTEREST        MATURITY DATE      2005               2004
-------------------------------  -------------   --------------     -------------      ------------
The Export-Import Bank of Korea  Libor  + 1.25%  August 20, 2005    $           -       $   155,387
The Export-Import Bank of Korea  Libor +         March 5 to
                                 1.52% to 1.80%  June 9, 2005                   -           673,402
Korea First Bank                 5.41%           December 17, 2005              -           975,000
Industrial Bank of Korea         5.70%           October 20, 2006         791,200                 -
The Export-Import Bank of Korea  Libor + 1.17%   May 18, 2006           1,979,100         1,852,500
City Bank                        5.95%           May 28, 2006           3,773,035         4,350,450
Shinhan Bank                     5.60^           February 4, 2006         892,304         1,491,802
Korea Exchange Bank              5.53%           January 28, to         1,570,088         1,526,736
                                                 March 29, 2006
Hana Bank                        5.71%           March 21, 2006           593,400                 -
Hana Bank                        6.58% to 7.01%  November 6, 2006         345,011                 -
Jo Hung Bank                     6.00%           March 26, 2006         1,186,800                 -
Letters of Credit                                                         961,232         2,504,000
                                                                    -------------       -----------
                                                                    $  11,992,170       $13,529,277
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

Long Term Loans Payable

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

CAPITAL  STOCK
--------------

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

FOREIGN  CURRENCY
-----------------


     Sorell prepares its financial statements using United States dollars as the reporting currency. However, most transactions are conducted in Korean currency, Won, which is the functional currency in Korea. Transactions in Won are translated into United States dollars as the financial reporting currency. Foreign currency transactions are translated at the applicable rates of exchange prevailing at the dates of the transactions. We denominate assets and liabilities at applicable rates prevailing at the balance sheet date.



     Currently, the exchange rate of Won to United States dollars is relatively stable and Sorell does not expect any major fluctuation in the currency rate, which would affect the comprehensive income result of exchange gains and losses.


FORWARD-LOOKING  STATEMENTS
---------------------------

     The foregoing Management's Discussion and Analysis or Plan of Operation may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."



ITEM  7.  FINANCIAL  STATEMENTS

Set  forth  below.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective October 4 2005, Sorell terminated its prior accounting firm, Amisano Hanson, Chartered Accountants, Vancouver, Canada as its accounting firm and engaged SF Partnership LLC, Toronto, Canada.

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


DIRECTORS  AND  EXECUTIVE  OFFICERS
-----------------------------------


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

Ho Yu                Chief         45      Incheon University     Manager in the research and development
                     Technical             in Incheon, Korea      and quality control department of
                     Officer                                      Samsung Electronics from 1984 until
                                                                  1998; joined S-Cam in 1998 to present


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.
---------------------------------------------------------

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


     Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2005, and certain written representations from executive officers and directors, the Registrant is aware that each such reporting person inadvertently failed to file a Form 3 at the time the Registrant became registered under Section 12 of the Exchange Act. Such forms have now been prepared and filed.

ITEM  10.  EXECUTIVE  COMPENSATION  SALARY  AND  OPTIONS.

SUMMARY  COMPENSATION  TABLE
----------------------------

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

                                         ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                               ------------------------------------    ----------------------------------------
                                                                                  AWARDS                PAYOUTS
                                                                       ----------------------------     -------

                                ANNUAL        ANNUAL        OTHER     COMPENSATION     LONG TERM                       ALL OTHER
                             COMPENSATION  COMPENSATION     ANNUAL     RESTRICTED     COMPENSATION       LTIP           COMPEN-
 NAME AND                       SALARY        BONUS      COMPENSATION    STOCK          OPTIONS         PAYOUTS         SATION
 POSITION    YEAR                 ($)          ($)                                                                        (1)
----------------               --------     ---------     ---------    ----------    --------------     -------       -----------
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

STOCK  OPTION  GRANTS
---------------------

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

                                    ACTUAL        ACTUAL
IDENTITY OF PERSON                  AMOUNT OF     PERCENT OF
OR GROUP                            SHARES OWNED  SHARES OWNED   CLASS
----------------------------------  ------------  -------------  ------
Bon Kwan Koo
Buk-ri 35, Nama-Myun,  Yongin
City, Gyeonggi-do
Republic of Korea                      6,491,060          22.0%  Common
----------------------------------  ------------  -------------  ------
Seung Nam Yang
Buk-ri 35, Nama-Myun,  Yongin
City, Gyeonggi-do
Republic of Korea                      1,046,945           3.5%  Common
----------------------------------  ------------  -------------  ------
Ho Yu
Buk-ri 35, Nama-Myun,  Yongin
City, Gyeonggi-do
Republic of Korea                        676,327           2.3%  Common
----------------------------------  ------------  -------------  ------
Officers and Directors as a Group
(three persons)                        8,214,332          27.8%  Common
----------------------------------  ------------  -------------  ------


ENEFICIAL OWNERSHIP OF SECURITIES: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.

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

     The  following  exhibits  are filed as part of this registration statement:

3.1     Articles  of  Incorporation  of  Powertech,  Inc.*

3.2 Articles of Amendment to Articles of Incorporation changing name to Netmeasure Technology, Inc.*

3.3 Articles of Amendment to Articles of Incorporation of Netmeasure Technology, Inc. changing name to Sorell, Inc.

3.4     Articles  of  Organization  of  S-Cam  Co.,  Ltd.***

3.5     By-laws*

10.1 Reorganization and Stock Purchase Agreement dated as of July 12, 2005 between the Company (then Netmeasure Technology, Inc.) and S-Cam Co., Ltd.**

10.2 Mutual Nondisclosure Agreement and Business Agreement dated as of September 21, 2005 between S-Cam Co., Ltd. and ANUBIS Electronic Gmbh***

10.3 Public Relations Agreement dated as of November 1, 2005 between the Company and Martin E. Janis & Company.***

10.4 Letter Agreement dated February 2, 2006 between the Company and New York Global Securities***

10.5 Pro Forma Invoice and Sales Agreement dated July 6, 2006 between S-Cam Co., Ltd. and Creative Technology, Ltd.

10.6 License Agreement dated February 4, 2005 between S-Cam Co., Ltd and Ingenient Technologies

10.7     License Agreement dated May 12, 2005 between S-Cam Co., Ltd. and Sisvel

10.8 License Agreement dated August 1, 2005 between S-Cam Co., Ltd and Microsoft Corporation***

10.9     Loan  Agreement  with  The  Export-Import  Bank  of  Korea

10.10    Loan  Agreement  with  The  Export-Import  Bank  of  Korea

10.11    Loan  Agreement  with  Korea  First  Bank

10.12    Loan  Agreement  with  Industrial  Bank  of  Korea

10.13    Loan  Agreement  with  The  Export-Import  Bank  of  Korea

10.14    Loan  Agreement  with  City  Bank

10.15    Loan  Agreement  with  Shinhan  Bank

10.16    Loan  Agreement  with  Korea  Exchange  Bank

10.17    Loan  Agreement  with  Hana  Bank

10.18    Loan  Agreement  with  Hana  Bank

10.19    Loan  Agreement  with  Jo  Hung  Bank

10.20    Loan  Agreement  with  Industrial  Bank  of  Korea

10.21    Loan  Agreement  with  Hana  Bank***

10.22    Office  Lease

21.      Subsidiaries:     S-Cam  Co.,  Ltd.,  a  Korean  corporation

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Chief  Executive  Officer  certification  pursuant to 18 U.S.C. Section
1350

32.2     Chief  Financial  Officer  certification  pursuant to 18 U.S.C. Section
1350

----------------------------------------------------------------
* Previously filed with the Company's Registration Statement on Form 10-SB, file number 0-27675, filed on October 15, 1999.
**    Previously  filed with the Company's filing on Form 8-K filed on July 27,
2005.
***   To be filed by Amendment.

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES.

     The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended December 31, 2005 and 2004.

FEE  CATEGORY                 FISCAL  2005  FEES          FISCAL  2004  FEES
                                   ($)                          ($)
----------------------------  -----------------        ----------------------
Audit Fees (1)                       82,387                       10,108
Audit-Related Fees (2)                    0                            0
Tax Fees (3)                              0                            0
All Other Fees (4)                        0                        5,824
Total Fees                           82,387                       15,932


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

                                        SORELL, INC
                                        Registrant

                                        By /s/ Bon Kwan Koo
                                           ----------------
                                        Bon Kwan Koo, President
                                        April 15, 2006

                                        By: /s/ Seung Nam Yang
                                            ------------------
                                        Seung Nam Yang, Chief Financial Officer
                                        April 15, 2006


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



Signature            Title                                         Date
---------            -----                                         ----

/s/ Bon Kwan Koo     Chief Executive Officer             April 15, 2006
----------------     (Principal Executive Officer),
Bon Kwan Koo         Director


/s/ Seung Nam Yang   Chief Financial Officer             April 15, 2006
------------------   (Principal Financial and
Seung Nam Yang       Accounting Officer), Director


/s/ Ho Yu            Director                            April 15, 2006
--------
Ho Yu