Form 10KSB/A
period 2005-12-31
SORELL, INC
filed 2006-08-03
CIK 1073090

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO

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

Sorell, Inc. ("The Company") hereby amends the above referenced Form 10-KSBfor the fiscal year ended December 31, 2005 by attaching the following exhibits:

10.2 Mutual Nondisclosure Agreement and Business Agreement dated as of September 21, 2005 between S-Cam Co., Ltd. and ANUBIS Electronic Gmbh

10.3 Public Relations Agreement dated as of November 1, 2005 between the Company and Martin E. Janis & Company

10.4 Letter Agreement dated February 2, 2006 between the Company and New York Global Securities

10.8 License Agreement dated August 1, 2005 between S-Cam Co., Ltd and Microsoft Corporation

The Company further amends the above referenced Form 10-KSB for the fiscal year ended December 31, 2005 by deleting the following from the list of exhibits.

3.4     Articles  of  Organization  of  S-Cam  Co.,  Ltd.

10.21     Loan  Agreement  with  Hana  Bank

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SORELL, INC
Registrant

By /s/BonKwan Koo
   --------------
Bon Kwan Koo, President
August 2, 2006

By: /s/SeungNamYang
    ---------------
Seung Nam Yang, Chief Financial Officer
August 2, 2006


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



Signature                   Title                     Date
---------                   -----                     ----

/s/BonKwan Koo      Chief Executive Officer,     August 2, 2006
Bon Kwan Koo       (Principal Executive Officer),
                            Director

/s/SeungNam Yang     Chief Financial Officer     August 2, 2006
Seung Nam Yang      (Principal Financial and
                   Accounting Officer), Director

/s/Ho Yu                      Director           August 2, 2006
Ho Yu