Form 10QSB
period 2006-06-30
SORELL, INC
filed 2006-08-25
CIK 1073090

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

30,705, 150 shares of common stock, $0.001 par value, as of June 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]
                                                                           -

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended June 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission.

                                  SORELL, INC.
                     (FORMERLY NETMEASURE TECHNOLOGY, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2006 and 2005
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED
                                    CONTENTS

Consolidated Balance Sheets                                   F-1
Consolidated Statements of Stockholders' Deficiency           F-2
Consolidated Statements of Operations                         F-3
Consolidated Statements of Cash Flows                         F-5
Notes to Consolidated Financial Statements            F-6 TO F-18

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Balance Sheets
June 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)

                                                           2006            2005
                           ASSETS
CURRENT
Cash and cash equivalents (note 3)                     $  1,341,971    $ 2,796,296
Accounts receivable (net of allowance for
doubtful accounts $2,337,783; 2005 - $1,592,914)          3,082,951      2,252,954
Inventory (note 4)                                        7,839,904      8,880,963
Loans receivable                                                  -         50,917
Prepaid and sundry assets                                   151,116        539,906
                                                       ------------    ------------
                                                         12,415,942     14,521,036
DEFERRED FINANCING FEES                                     377,765              -
LOANS RECEIVABLE                                                  -         36,494
PROPERTIES AND EQUIPMENT (note 5)                         7,934,452      8,228,195
DEPOSITS                                                    643,016        548,614
INVESTMENTS (note 6)                                         28,831         83,472
                                                       ------------    ------------

                                                        $21,400,006    $23,417,811
                                                       ------------    ------------

LIABILITIES
CURRENT
Accounts payable                                       $ 11,650,389    $ 4,282,808
Loans payable - current (note 7)                         11,779,918     13,120,374
Convertible notes (note 9)                                2,000,000              -
                                                       ------------    ------------

                                                         25,430,307     17,403,182
ACCRUED SEVERANCE (note 10)                                 585,424        644,856
LOANS PAYABLE (note 11)                                   4,532,200      4,415,664
                                                       ------------    ------------

                                                         30,547,931     22,463,702
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES (notes 14 and 15)
STOCKHOLDERS' DEFICIT
CAPITAL STOCK (note 12)                                      30,705          5,390
PAID IN CAPITAL                                           4,833,332      5,026,033
ACCUMULATED OTHER COMPREHENSIVE INCOME                      327,626        783,982
DEFICIT (note 13)                                       (14,339,588)    (4,861,296)
                                                       ------------    ------------

                                                         (9,147,925)       954,109
                                                       ------------    ------------

                                                        $21,400,006    $23,417,811
                                                       ============    ============



   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Statements of Stockholders' Deficiency
Six Months Ended June 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)


                                                                               PAID IN     ACCUMULATED
                                                                               CAPITAL IN  OTHER                    TOTAL
                                                        NUMBER OF  CAPITAL     EXCESS OF   COMPREHENSIVE            STOCKHOLDERS'
                                                        SHARES     STOCK       PAR VALUE   INCOME         DEFICIT   DEFICIT
                                                      ---------   --------    -----------  ----------  ------------  -------------
Balance,
January 1, 2005                                       5,389,900   $  5,390     $5,026,033  $ 830,157   $  2,229,461   $ 8,091,041
Unrealized loss on investment  (note 6)                       -          -              -    (16,726)             -       (16,726)
Foreign exchange on translation                               -          -              -    (29,449)             -       (29,449)
Net loss                                                      -          -              -          -     (7,090,757)   (7,090,757)
                                                      ---------   --------    -----------  ----------  ------------  -------------

Balance, June 30, 2005                                5,389,900   $  5,390     $5,026,033  $ 783,982   $ (4,861,296)  $   954,109
                                                      =========   ========    ===========  ==========  ============= =============

Balance,
January 1, 2006                                      29,539,900   $ 29,540     $4,717,972  $ 621,603   $ (9,056,425)  $(3,687,310)
Common shares issued for consulting
     services (note12)                                1,165,250      1,165        115,360          -              -       116,525
Foreign exchange on translation                               -          -              -   (293,977)             -      (293,977)
Net loss                                                      -          -              -          -     (5,283,163)   (5,283,163)
                                                      ---------   --------    -----------  ----------  ------------  -------------

Balance, June 30, 2006                               30,705,150   $ 30,705     $4,833,332  $ 327,626   $(14,339,588)  $(9,147,925)
                                                      =========   ========    ===========  ==========  ============= =============


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Statements of Operations
Six Months Ended June 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)




                                                                               2006                       2005
REVENUE
Manufacturing                                                               $ 9,012,419                 $18,534,603
Merchandise                                                                     572,632                   1,516,295
Subcontracting                                                                  446,303                     790,640
Other                                                                           123,701                     109,967
                                                                            -----------                 ------------
                                                                             10,155,055                  20,951,505
                                                                            -----------                 ------------

COST OF SALES
Manufacturing                                                                10,356,443                  22,067,508
Merchandise                                                                   1,535,772                   1,665,679
Subcontracting                                                                  312,411                     536,875
                                                                            -----------                 ------------

                                                                             12,204,626                  24,270,062
                                                                            -----------                 ------------

GROSS LOSS                                                                   (2,049,571)                 (3,318,557)
                                                                            -----------                 ------------

EXPENSES
Salaries, employee benefits, and retirement allowance                           959,867                   1,078,522
Research and development                                                        748,242                     626,076
Professional fees                                                               454,308                     263,308
Bad debts                                                                       455,542                   1,272,912
Taxes and dues                                                                  199,022                      56,940
Advertising, promotion, and entertainment                                       173,770                     160,366
Freight                                                                          87,933                      90,611
Travel                                                                          139,045                     149,045
Utilities                                                                        44,745                      54,089
Office and general                                                               40,542                      38,999
Rent                                                                              7,759                       7,182
Warranty (recoveries)                                                          (303,779)                    101,496
Depreciation                                                                    137,490                     166,774
                                                                            -----------                 ------------

                                                                              3,144,486                   4,066,320
                                                                            -----------                 ------------

OPERATING LOSS                                                               (5,194,057)                 (7,384,877)
                                                                            -----------                 ------------

OTHER (EXPENSES) INCOME
Financing fees                                                                  (87,141)                    (52,750)
Gain (loss) from sale of securities                                             255,266                     (12,362)
Interest expense - net                                                         (376,765)                   (291,819)
Foreign exchange gain                                                           107,181                     197,694
Gain (loss) on disposition of other assets                                       12,353                     (25,077)
                                                                            -----------                 ------------

                                                                                (89,106)                   (184,314)
                                                                            -----------                 ------------

LOSS BEFORE INCOME TAXES                                                     (5,283,163)                 (7,569,191)
                                                                            -----------                 ------------
Income taxes expense - deferred                                                       -                     478,434

NET LOSS                                                                    $(5,283,163)                $(7,090,757)
                                                                            ============                ============

BASIC LOSS PER SHARE                                                        $     (0.18)                $     (1.32)
                                                                            ============                ============

WEIGHTED AVERAGE NUMBER OF SHARES                                            29,928,317                   5,389,900
                                                                            ============                ============



   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Statements of Operations
Three Months Ended June 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)



                                                                              2006                     2005
REVENUE
Manufacturing                                                              6,702,806                8,081,267
Merchandise                                                                  234,499                  408,817
Subcontracting                                                               252,767                  487,283
Other                                                                         17,665                   76,958
                                                                         -----------              ------------

                                                                           7,207,737                9,054,325
                                                                         -----------              ------------

COST OF SALES
Manufacturing                                                              7,433,921                8,728,252
Merchandise                                                                1,077,104                  432,495
Subcontracting                                                               176,936                  351,907
                                                                         -----------              ------------

                                                                           8,687,961                9,512,654
                                                                         -----------              ------------

GROSS LOSS                                                                (1,480,224)                (458,329)
                                                                         -----------              ------------

EXPENSES
Salaries, employee benefits, and retirement allowance                        468,063                  573,040
Research and development                                                     339,904                  430,418
Professional fees                                                            305,102                  170,613
Bad debts                                                                    385,024                  560,337
Taxes and dues                                                               177,578                   28,316
Advertising, promotion, and entertainment                                     51,891                   71,732
Freight                                                                       44,345                   47,788
Travel                                                                        74,779                   63,572
Utilities                                                                     21,651                   24,854
Office and general                                                            24,973                   13,725
Rent                                                                           3,793                    3,898
Warranty (recoveries)                                                       (122,771)                  45,822
Depreciation                                                                  69,890                   86,493
                                                                         -----------              ------------

                                                                           1,844,222                2,120,608
                                                                         -----------              ------------

OPERATING LOSS                                                            (3,324,446)              (2,578,937)
                                                                         -----------              ------------

OTHER (EXPENSES) INCOME
Financing fees                                                               (58,401)                    (410)
Gain from sale of securities                                                   4,173                        -
Interest expense - net                                                      (190,478)                (166,987)
Foreign exchange gain                                                         26,927                   94,242
Gain (loss) on disposition of property                                         4,666                     (194)
                                                                         -----------              ------------

                                                                            (213,113)                 (73,349)
                                                                         -----------              ------------

LOSS BEFORE INCOME TAXES                                                  (3,537,559)              (2,652,286)
Income taxes expense - deferred                                                    -                    3,720
                                                                         -----------              ------------

NET LOSS                                                                  (3,537,559)              (2,648,566)
                                                                         ============             ============

BASIC LOSS PER SHARE                                                           (0.12)                   (0.49)
                                                                         ============             ============

WEIGHTED AVERAGE NUMBER OF SHARES                                         30,316,733                5,389,900
                                                                         ============             ============


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)

                                                                 2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(5,283,163)  $(7,090,757)
Adjustments for:
Depreciation                                                   137,490       726,436
Gain from sale of securities                                  (255,266)            -
(Gain) loss on disposition of other assets                     (12,353)       25,077
Change in non-cash working capital
Accounts receivable                                          1,230,601     1,865,364
Inventory                                                   (1,542,209)    3,414,011
Prepaid and sundry assets                                      103,364     1,718,402
Deferred financing fees                                        377,765             -
Deposits                                                       (35,709)      (86,669)
Accounts payable                                             3,367,891          (778)
Accrued severance                                               10,034       (52,440)
Deferred taxes                                                       -      (478,434)
                                                            -----------   -----------
Net cash (used in) provided by operating activities         (1,901,555)       40,212
                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                -      (145,935)
Investments                                                          -        20,114
                                                            -----------   -----------

Net cash used in investing activities                                -      (125,821)
                                                            -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Loans receivable                                                87,526        10,465
Loans payable                                                 (688,282)     (356,250)
Issuance of convertible notes                                2,000,000             -
Issuance of common shares                                      116,525             -
                                                            -----------   -----------

Net cash provided by (used in) financing activities          1,515,769      (345,785)
                                                            -----------   -----------

FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS                  (45,177)      (28,887)
                                                            -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (430,963)     (460,281)
CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD             1,837,173     3,256,577
                                                            -----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $ 1,406,210   $ 2,796,296
                                                            -----------   -----------

INTEREST AND INCOME TAXES PAID:
Interest paid                                              $   402,395   $   338,257
                                                            -----------   -----------

Income taxes paid                                          $         -   $         -
                                                            -----------   -----------




   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)


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

Going  Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the periods ended June 30, 2006 and 2005, the Company experienced net losses of $5,283,163 and $7,090,757 and has a negative working capital of $13,014,364 and $2,882,146 for the quarters ended June 30, 2006 and 2005 respectively.

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

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

b)     Basis  of  Consolidation

The acquisition of S.Cam, by the Company has been recorded as a recapitilization of the Company, with the net assets of the Company and S.Cam, brought forward at their historical basis. The intention of the management of S.Cam, was to acquire the Company as a shell company listed on Nasdaq. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitilization of the Company is deemed appropriate.

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

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

3.     CASH AND CASH EQUIVALENTS

The Company has provided a term deposit of $685,100 (2005 - $484,000) as security for bank loans as described in note 7. Loans will mature in November and December 2006. As at June 30, 2006, the total loan outstanding was $5,158,116 (2005 - $1,260,735).

The Company has provided $50,000 (2005 - $50,000) as a guarantee for the royalty agreement as described in note 14b.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

4.     INVENTORY

Inventory  includes  the  following:

                                                          2006                     2005
Finished goods (net of inventory allowance of
 $614,314 (2005 - $695,504)                             $1,575,035              $1,954,018
Work in progress (net of inventory allowance of
 $442,997 (2005 - $1,019,471)                            1,300,605                 301,257
Raw materials (net of inventory allowance of
 $543,199 (2005 - $683,485)                              4,964,264               6,625,688
                                                        ----------             -----------
                                                        $7,839,904              $8,880,963
                                                        ==========             ===========


5.     PROPERTIES AND EQUIPMENT

Properties  and  equipment  are  comprised  as  follows:



                                                ACCUMULATED                       Accumulated
                                    COST        DEPRECIATION          Cost        Depreciation
                              -------------    ------------         ------------  ----------
Land                          $   1,337,307     $        -           $ 1,228,192  $        -
Buildings                         4,726,637        254,789             4,393,736     125,441
Machinery                         6,960,131      5,685,624             6,270,259   4,515,102
Tools and equipment                 981,626        692,682               777,057     492,992
Vehicles                            107,891         78,063                99,087      49,900
Furniture and fixtures            1,769,882      1,237,864             1,479,463     836,164
                              -------------    ------------         ------------  ----------

                              $  15,883,474     $7,949,022           $14,247,794  $6,019,599
                              -------------    ------------         ------------  ----------

Net carrying amount                             $7,934,452                        $8,228,195
                                               ------------                       ----------


The land and buildings have been pledged as security for a short term bank loan as described in note 7 and a long term bank loan as described in note 11.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

6.     INVESTMENTS AVAILABLE FOR SALE

                                          2006                       2005

Ein View Co. Ltd (15.4% ownership)     $     23,276          $     78,371
Government Bonds                              5,555                 5,101
                                       ------------          ------------
                                       $     28,831          $     83,472
                                       ------------          ------------

Ein  View  Co.  Ltd is a private Korean company which manufactures camera parts.

As the investee has recurring losses, the Company has written down the investment from carrying value to the Company's share of the net book value of the investee as at March 31, 2006 and 2005. The unrealized loss was charged to stockholder's equity. No revaluation has been done at the quarters ended June 30, 2006 and 2005.

7.     LOANS PAYABLE - CURRENT


BANK NAME                      INTEREST      MATURITY DATE                      2006                           2005

Industrial Bank of Korea           5.90%  October 20, 2006                    $  827,390                     $  459,800
The Export - Import
Bank of Korea             Libor+1.17%     November 18, 2006                    1,830,271                      1,973,384
City Bank                          6.95%  November 29, 2006                    3,704,810                      4,356,000
Shinhan Bank                        6.5%  August 4, 2006                         915,258                      1,292,945
Korea Exchange Bank                5.93%  October 20, 2006                     1,684,652                      2,707,437
Hana Bank                             7%  September 21, 2006                     421,600                        968,000
Hana Bank                 6.58% to 7.01%  November 6, 2006                       367,686                              -
Jo Hung Bank                       6.00%  December 26, 2006                    1,085,620                              -
Letters of Credit                                                                942,631                      1,362,808
                                                                          --------------                   ------------
                                                                          $   11,779,918                    $13,120,374
                                                                          --------------                   ------------

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

7.     LOANS PAYABLE - CURRENT (cont'd)

The current loans are payable monthly, interest only, and are secured as follows;

The Export - Import Bank of Korea loan of $1,830,271 is guaranteed by the Korea Technology Credit Guarantee Fund up to $924,885.

The City Bank loan of $3,704,810 is guaranteed by the Korea Credit Guarantee Fund up to $2,963,898 and a term deposit of $326,740 as described in note 3.

The Shinhan Bank loan of $915,258 is guaranteed by the Korea Technology Credit Guarantee Fund up to $779,433.

The Korea Exchange Bank loan of $1,684,652 is guaranteed by the Korea Technology Credit Guarantee Fund up to $1,433,440.

The Hana Bank loan of $421,600 is guaranteed by a second charge of the Company's land and building as described in note 5 with a carrying value of $5,809,155.

The Hana Bank loan of $367,686 is guaranteed by a term deposit of $105,400 as described in note 3.

The Jo Hung Bank loan of $1,085,620 is guaranteed by a term deposit of $252,960 as described in note 3.

Letters of Credit with Korea Exchange Bank is guaranteed by the Korea Credit Guaranteed Fund up to $1,075,080.

The  Industrial  Bank  of  Korea  loan  of  $827,390  is  unsecured.

8.     INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Korean subsidiary in 2006 and 2005 are 16.5% of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent of the excess which was amended to 27.5% effective January 1, 2005, in accordance with the Corporate Income Tax Law enacted in 2004. The Company provided a valuation allowance equal to the deferred tax amounts resulting from the tax losses. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. Deferred income taxes were calculated based on the lower enacted rate of 16.5%. The utilization of the losses expire in 2010.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

8.     INCOME TAXES  (cont'd)

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

The  Company  has  deferred  income  tax  liabilities  as  follows:

                                                                2006                   2005
Deferred income tax liabilities:
Research and development expenses claimed
in excess of accounting for tax purposes                  $   513,730                $ 464,171
Timing differences:
     Allowance for warranty provision                         (46,242)                  (9,827)
     Allowance for severance accrual                         (160,087)                (171,696)
     Allowance for doubtful accounts receivable              (321,230)                (175,883)
     Inventory provision                                     (233,627)                (219,157)
     Other miscellaneous timing differences                   (66,294)                 115,464
     Net operating loss carryforwards                      (1,800,376)                (459,529)
                                                           -----------               ----------
                                                           (2,114,126)                (456,457)

Valuation allowance for deferred income tax assets          2,114,126                  456,457
                                                           -----------               ----------

                                                          $         -                $       -
                                                           ===========               ==========

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

9.     CONVERTIBLE NOTES

Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

During the quarter, the Company issued $2,000,000 in convertible notes and 2,000,000 warrants to purchase 2,000,000 shares of common stock (see note 12) for gross proceeds of $2,000,000.

The convertible notes are outstanding as at June 30, 2006, are unsecured and bear interest at 8% per annum. The note holders have one year from the date of their agreements (the conversion date) to convert their notes into common stock of the Company.

                      CONVERSION
                      PRICE       MATURITY DATE   AMOUNT
                      ----------  -------------  ----------
Convertible notes #1  $ 0.50         05/01/2007  $1,000,000
Convertible notes #2    0.50         06/09/2007   1,000,000
                      ----------  -------------  ----------

Total                                           $ 2,000,000
                                               ============

At any time prior to the conversion date the Company completes a financing transaction that results in gross proceeds of at least $5,000,000, the notes become redeemable and retractable at the conversion rate. If the Company issues shares of common stock below the conversion price, the conversion price will be reduced accordingly.

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

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

11.     LOANS PAYABLE - LONG TERM

The Industrial Bank of Korea loans are payable quarterly, interest only at 3.5% to 4.4% for the first three years of the term. Principal will be payable quarterly, commencing in 2007, for the balance of the term. The loans will mature March and May of 2012. The loans are guaranteed by a first charge on the land and building as described in note 5 with a carrying value of $5,809,155.

Principal  repayments  of  long-term  debt  is  comprised  as  follows:

2007     $    442,439
2008          884,940
2009          884,940
2010          884,940
2011          884,940
2012          550,001
              -------
      $     4,532,200

12.     CAPITAL STOCK

Authorized
     100,000,000 common shares, par value $0.001
                                                            2006        2005
Issued
     30,705,150 common shares (2005 - 5,389,900)        $ 30,705     $ 5,390
                                                        --------    --------

In accordance with a share exchange agreement dated July 12, 2005, the Company issued 23,305,000 common shares on October 4, 2005 to acquire 78.8% interest in S.Cam. As a result of the transaction the shareholders of S.Cam control 81% of the Company.

In October 2005 the Company issued 845,000 common shares for services valued at $42,250.

In May 2006 the Company issued 1,165,250 common shares for services valued at $116,525.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

12.     CAPITAL STOCK (cont'd)

     Stock Warrants and Options

In accordance with the bylaw, the Korean subsidiary may issue convertible bonds up to $9,751,000 and bonds with stock warrants up to $9,751,000, to individuals or companies other than shareholders. As of June 30, 2006, no bonds with stock warrants or convertible bonds have been issued by the subsidiary.

In accordance with the bylaw, the Korean subsidiary may grant stock options to its directors and employees up to 10% of its shares in accordance with the special resolution of shareholders' meeting (board of directors may grant up to 3% without the special resolution of shareholders' meeting). As of June 30, 2006, no stock options have been granted by the subsidiary.

On May 1, 2006 and June 9, 2006 the Company issued a total of 2,000,000 warrants to purchase up to 2,000,000 shares of common stock in conjunction with the issuance of convertible notes as described in note 9. The warrants are exercisable at a price of $0.75 per share until five years from the date of issuance. If the Company issues shares pursuant to a financing agreement below the exercise price, the exercise price of the warrants will be reduced accordingly.

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

Included in retained earnings are reserves for $2,230,348 (2005 - $2,817,431) appropriated for tax purposes and $46,829 (2005 - $46,829) appropriated as a legal reserve regarding cash dividend.

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Notes to Financial Statements
June 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

14.     COMMITMENTS

a) The Company is committed to lease obligations of its head office and employee residences, with varying expiring dates from September to November 2006. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

                          2006     $     36,270
                                   ------------

b) The Company has several licensing agreements for technologies that it acquired. The agreements require the Company to pay royalties in various flat and variable rates. The terms of these agreements range from one year to indefinite periods. During the quarter, the Company incurred approximately $15,694 of royalty fees.

15.     CONTINGENT LIABILITIES

a) The Company has been sued by three companies for damages for approximately $2.4 million. In each case, S.Cam has filed a counter claim. As at the quarter end, the outcome of the lawsuits can not be reasonably determined.

b) The Company has entered into forward contracts maturing from July 2006 to September 2006 to buy $100,000 with Korean won at a price of 1,022 won per dollar and to sell $200,000 for Korean won at a price of 1,047 won per dollar each month.

16.     MAJOR CUSTOMERS

For the period ended ended June 30, 2006, the Company had two major customers who accounted for 33% and 18% of the total sales in the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     The information in this Quarterly Report on Form 10-QSB contains forward-looking statements. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. Forward-looking statements reflect management's current expectations and are inherently uncertain. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Sorell, Inc. included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

GENERAL  OVERVIEW

     We were established in October 1998 as a spin-off of the DVS production department from Samsung Electronics. That unit, which was responsible for producing Samsung camcorders, was born again as S-Cam Co., Ltd., which was responsible for manufacturing Samsung Electronics products as an Electronics Manufacturing Services provider.

     Since 2002, through our operating subsidiary S-Cam Co., Ltd., we have been actively investing in research to develop consumer electronic products such as MP3 players under our own brand name "Sorell." Revenue from Sorell brand products has amounted to approximately 50% of total revenues for the first quarter of 2006 (2005 was 44.2%).

GOING  CONCERN

     Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. We have experienced recurring losses since inception that raise substantial doubt as to our ability to continue as a going concern. For the six months ended June 30, 2006, we generated $9,012,,419 in revenue and incurred a net loss of $5,283,163. At June 30, 2006, we had a working capital deficiency of $13,014,364 and an accumulated deficit of $14,339,588. For the years ended December 31, 2005 and 2004, we generated revenue of $41,619,260 and $111,228,815, respectively, and incurred net losses of $11,285,886 and $760,040, respectively. Our ability to continue as a going concern is contingent upon our ability to secure additional financing when needed, continuing sales of our products and attaining profitable operations.

Our management is pursuing various sources of equity financing in addition to increasing sales revenue. During the year ended December 31, 2005, we shifted our primary focus to the production of goods under the brand name "Sorell." During the first quarter of 2006, we entered into two major contracts for sales of our GPS and NF1 products to China and Europe for a total of $21.9 million. We shipped an initial 50 units to Europe for a road test and during July shipped an additional aggregate of 3,000 units. We began generating revenues on a monthly basis from these contracts in June.

Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

CRITICAL  ACCOUNTING  POLICIES

REVENUE  RECOGNITION

     We generate revenues from sales of manufactured goods and merchandise, as well as subcontracted processing and assembly of goods. Revenues from products sales and processing are recognized, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

PROVISION  FOR  WARRANTY

     We account for estimated warranty costs relating to our "Sorell" brand products during the warranty period of one year. Estimated costs of product warrants are charged to current operations at the time of sale and are included in the balance sheet as part of accounts payable.

CURRENCY  TRANSLATION

     Our functional currency is Korean Won. Adjustments to translate these statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income. Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transactions. Balance sheet items recorded in foreign currencies have been translated to Korean Won at the year end rate. Realized foreign exchange gains and losses have been charged to income in the year realized.

COMPREHENSIVE  INCOME

     We have adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders' deficit, and consists of net income and unrealized gains (losses) on: available-for-sale, marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect our financial position or results of operations.

PROPERTIES  AND  EQUIPMENT

     We state properties and equipment at cost. We capitalize major renewals and betterments, and expense the costs of repairs and maintenance as they are incurred. We compute depreciation according to the following recovery periods and depreciation methods:

Buildings                  40  years     Straight  line
Leasehold  improvements     2  years     Straight  line
Machinery                   6  years     Declining  balance
Tools  and  equipment       6  years     Declining  balance
Vehicles                    6  years     Declining  balance
Furniture  and  fixtures    6  years     Declining  balance



INVENTORIES

     We state inventories at the lower of cost or net realizable value. Net realizable value is selling price minus selling expenses.

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

RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2006  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2005

     Total revenues in the six months ended June 30, 2006 were $9,012,419 compared to $18,532,603 for the six months ended June 30, 2005. For the six months ended June 30, 2006, we reported a net loss of $5,283,163 compared to a net loss in the comparable quarter of 2005 of $7,569,191.

The reduction in revenues during this period is directly attributable to the continuation of our planned reduction of our Electronic Manufacturing Services business, as well as the impact of the first quarter on the six months which has historically reflected reduced product demand. In addition, we were completing the preparation and production of our new product line which we released in April 2006. Sales from that product line commenced during the second quarter of 2006 and will continue to be realized in greater amounts in subsequent quarters.

The second quarter also saw the commencement of our shipment of product under our new contracts for the sale of our GPS and NF1 products. These should continue to grow in subsequent quarters.

     Our gross profit margin ratio changed from negative 15.8% in the six months ended June 30, 2005 to negative 22.7% for the six months ended June 30, 2006. The change in profit margin reflects the effects of overhead reductions as a result of our move out of the Electronic Manufacturing Services business and into the branded-product business. We expect these margins to improve. We also expect improvement from specific steps we took to reduce costs in our general business. In addition, we substantially reduced bad debt expense by approximately 65% from the elimination of the Electronic Manufacturing Services business (from $1,272,912 in the six months ended June 30, 2005 to $173,770 in the six months ended June 30, 2006). We also substantially reduced the overall cost of warranties, with actually a net positive warranty cost of $303,779 in the six months ended June 30, 2006 resulting from the termination of previous warranty periods.

     Cost of sales decreased by $12,065,436 or approximately 48.5% to $12,204,626 in the six months ended June 30, 2006 from $24,270,062 in the six months ended June 30, 2005. The decrease was primarily due to the substantial reduction of our Electronic Manufacturing Services business as well as decreased product demand during the first quarter as a result of seasonal fluctuations. As a percentage of revenue, cost of sales was 135% for the six months ended June 30, 2006 compared to approximately 130% for the comparable period in 2005.

     Our operating expenses decreased by $921,834 or approximately 77.3% to $3,144,486 in the six months ended June 30, 2006 from $4,066,320 in the six months ended June 30, 2005 again primarily as a result of the reduction in revenues attributable to our change in the Electronic Manufacturing Services business.

     Our net loss decreased $1,807,594 to $5,283,163 or a loss of $0.18 loss per common share for the six months ended June 30, 2006, from a net loss of $7,090,757, or $1,32 loss per common share, for the six months ended June 30, 2005. This substantial reduction in loss per share is attributable to our focus on changing on business to a more profitable overall operation through sale of our own branded products.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We have been in operation since October 1998 to manufacture and sell consumer electronic products. We have consistently had revenue growth until 2004, when we undertook a substantial restructuring of our operations as described further under the "Results of Operations" section above.

     As with most manufacturing operations, we are dependent on substantial bank loans to support our equipment, plants and other operations. At June 30, 2006, these loans consisted of $25,430,307 of current loans payable and $4,532,200 of long term loans payable, compared to $17,403,182 of current loans payable and $4,415,664 of long term loans payable at June 30, 2005.

CURRENT  LOANS  PAYABLE

Our  current  loans  payable for June 30, 2006 and June 30, 2005 are as follows:

BANK NAME                      INTEREST      MATURITY DATE                      2006                           2005

Industrial Bank of Korea           5.90%  October 20, 2006                    $  827,390                     $  459,800
The Export - Import
Bank of Korea             Libor+1.17%     November 18, 2006                    1,830,271                      1,973,384
City Bank                          6.95%  November 29, 2006                    3,704,810                      4,356,000
Shinhan Bank                        6.5%  August 4, 2006                         915,258                      1,292,945
Korea Exchange Bank                5.93%  October 20, 2006                     1,684,652                      2,707,437
Hana Bank                             7%  September 21, 2006                     421,600                        968,000
Hana Bank                 6.58% to 7.01%  November 6, 2006                       367,686                              -
Jo Hung Bank                       6.00%  December 26, 2006                    1,085,620                              -
Letters of Credit                                                                942,631                      1,362,808
                                                                          --------------                   ------------
                                                                          $   11,779,918                    $13,120,374
                                                                          --------------                   ------------



The current loans are payable monthly, interest only, and are secured as follows;

The Export - Import Bank of Korea loan of $1,830,271 is guaranteed by the Korea Technology Credit Guarantee Fund up to $924,885.

The City Bank loan of $3,704,810 is guaranteed by the Korea Credit Guarantee Fund up to $2,963,898 and a term deposit of $326,740 as described in note 3.

The Shinhan Bank loan of $915,258 is guaranteed by the Korea Technology Credit Guarantee Fund up to $779,433.

The Korea Exchange Bank loan of $1,684,652 is guaranteed by the Korea Technology Credit Guarantee Fund up to $1,433,440.

The Hana Bank loan of $421,600 is guaranteed by a second charge of the Company's land and building as described in note 5 with a carrying value of $5,809,155. The Hana Bank loan of $367,686 is guaranteed by a term deposit of $105,400 as described in note 3.

The Jo Hung Bank loan of $1,085,620 is guaranteed by a term deposit of $252,960 as described in note 3.

Letters of Credit with Korea Exchange Bank is guaranteed by the Korea Credit Guaranteed Fund up to $1,075,080.

The  Industrial  Bank  of  Korea  loan  of  $827,390  is  unsecured.

LONG  TERM  LOANS  PAYABLE

     We have one long term loan payable at June 30, 2006 with Industrial Bank of Korea.

The Industrial Bank of Korea loans are payable quarterly, interest only at 3.5% to 4.4% for the first three years of the term. Principal will be payable quarterly, commencing in 2007, for the balance of the term. The loans will mature March and May of 2012. The loans are guaranteed by a first charge on the land and building as described in note 5 with a carrying value of $5,809,155. Principal repayments of long term debt is comprised as follows:

2007     $    442,439
2008          884,940
2009          884,940
2010          884,940
2011          884,940
2012          550,001
              -------
      $     4,532,200

We believe that we will be able to continue satisfying our cash and other capital requirements through continued additional bank financing. However, there is no written or otherwise commitment from any such bank to provide any additional cash to us beyond what has already been provided. We may need to seek financings in addition to our existing bank financing to grow and support our current operations. We will also seek additional financing for potential acquisitions. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. Accordingly, we will need to seek funding in the near future.

JUNE  2006  PRIVATE  PLACEMENT

     On June 9, 2006, we entered into a Securities Purchase Agreement with 23 accredited investors and sold to such accredited investors: (i) $1,000,000 principal amount of senior convertible notes; and (ii) warrants to purchase up to 2,000,000 shares of common stock, resulting in gross proceeds of $1,000,000. The sale of the senior convertible notes and warrants was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The senior convertible notes bear interest at 8% per annum payable quarterly, they mature one year from the date of issuance and are convertible into shares of our common stock at the investors' option at $0.50 per share, subject to adjustment. If after the subscription date we complete a financing transaction that results in gross proceeds of at least $5,000,000, then we are required to promptly deliver written notice thereof to the holders of the senior convertible notes and the holders may thereafter require us to redeem the senior convertible notes. If at any time after the subscription date we complete a financing transaction that results in gross proceeds of at least $5,000,000 and the holders of the senior convertible notes do not require us to redeem the Notes, we have the right to require the holders to convert all of their senior convertible notes into common stock at the then applicable conversion rate.

     If we issue shares of common stock below the then applicable conversion price, the exercise price of the senior convertible notes will be reduced accordingly. The conversion price of the senior convertible notes also will be adjusted if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the holders' position. Interest may be paid with shares of common stock at our option based on 90% of the dollar volume weighted average price of our common stock on each of the 30 consecutive trading days immediately preceding the applicable interest payment due date.

     The warrants are exercisable at a price of $0.75 per share until five years from the date of issuance. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered for sale pursuant to an effective registration statement. We may call the outstanding warrants if: (a) the weighted average price per share of common stock has been greater than $2.50 for a period of 15 consecutive trading days immediately prior to the date of delivery of a call notice (the "Call Notice Period"); (b) the daily trading volume of the common stock has been greater than 50,000 shares on each trading day during the Call Notice Period; (c) trading in the common stock has not been suspended; and (d) we are in material compliance with the terms and conditions of the warrants and the other transaction documents.

     If we issue shares of common stock below the then applicable exercise price, the exercise price of the warrants will be reduced accordingly. The exercise price of the warrants also will be adjusted if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the holders' position. Upon each such adjustment of the exercise price, the number shares of common stock issuable upon exercise of the warrants will be adjusted determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product thereof by the exercise price resulting from such adjustment.

     The investors have agreed to restrict their ability to convert their senior convertible notes and exercise their warrants such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of common stock.

     We were required to file a registration statement with the Securities and Exchange Commission within 30 days of closing to register the sale of the common stock issuable upon conversion of the senior convertible notes and exercise of the warrants. If the registration statement is not filed within such period or if it is not declared effective within 120 days from the date of closing (150 days from the date of closing if the registration statement is reviewed by the
SEC), we are required to pay liquidated damages to the investors equal to 2% of their purchase price for each 30 day period until the event is cured. In connection with the closing, each of our officers and directors signed a lock-up agreement providing that they will not dispose of or agree to dispose of shares of our common stock beneficially owned by them until six months from the effective date of such registration statement. In addition, the investors have a right of first refusal to participate in any subsequent private placement of debt or equity securities until one year after the effective date of the required registration statement.

New York Global Securities, Inc. and its agents acted as placement agent in connection with the sale of the senior convertible notes and related warrants and, together with its agents, was paid cash compensation of $120,000 (12% of the gross proceeds from the closing), and, together with its agents, was issued placement agent warrants to purchase 400,000 shares of common stock exercisable at $0.50 per share until two years after the closing.

MAY  2006  PRIVATE  PLACEMENT

     On May 1, 2006, we entered into a Securities Purchase Agreement with four accredited investors and sold to such accredited investors: (i) $1,000,000 principal amount of senior convertible notes; and (ii) warrants to purchase up to 2,000,000 shares of common stock, resulting in gross proceeds of $1,000,000. The sale of the senior convertible notes and warrants was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The senior convertible notes bear interest at 8% per annum payable quarterly, they mature one year from the date of issuance and are convertible into shares of our common stock at the investors' option at $0.50 per share, subject to adjustment. If after the subscription date we complete a financing transaction that results in gross proceeds of at least $5,000,000, then we are required to promptly deliver written notice thereof to the holders of the senior convertible notes and the holders may thereafter require us to redeem the senior convertible notes. If at any time after the subscription date we complete a financing transaction that results in gross proceeds of at least $5,000,000 and the holders of the senior convertible notes do not require us to redeem the Notes, we have the right to require the holders to convert all of their senior convertible notes into common stock at the then applicable conversion rate.

     If we issue shares of common stock below the then applicable conversion price, the exercise price of the senior convertible notes will be reduced accordingly. The conversion price of the senior convertible notes also will be adjusted if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the holders' position. Interest may be paid with shares of common stock at our option based on 90% of the dollar volume weighted average price of our common stock on each of the 30 consecutive trading days immediately preceding the applicable interest payment due date.

     The warrants are exercisable at a price of $0.75 per share until five years from the date of issuance. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered for sale pursuant to an effective registration statement. We may call the outstanding warrants if: (a) the weighted average price per share of common stock has been greater than $2.50 for a period of 15 consecutive trading days immediately prior to the date of delivery of a call notice (the "Call Notice Period"); (b) the daily trading volume of the common stock has been greater than 50,000 shares on each trading day during the Call Notice Period; (c) trading in the common stock has not been suspended; and (d) we are in material compliance with the terms and conditions of the warrants and the other transaction documents.

     If we issue shares of common stock below the then applicable exercise price, the exercise price of the warrants will be reduced accordingly. The exercise price of the warrants also will be adjusted if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the holders' position. Upon each such adjustment of the exercise price, the number shares of common stock issuable upon exercise of the warrants will be adjusted determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the warrants immediately prior to such adjustment and dividing the product thereof by the exercise price resulting from such adjustment.

     The investors have agreed to restrict their ability to convert their senior convertible notes and exercise their warrants such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of common stock.

     We were required to file a registration statement with the Securities and Exchange Commission within 30 days of closing to register the sale of the common stock issuable upon conversion of the senior convertible notes and exercise of the warrants. If the registration statement is not filed within such period or if it is not declared effective within 120 days from the date of closing (150 days from the date of closing if the registration statement is reviewed by the
SEC), we are required to pay liquidated damages to the investors equal to 2% of their purchase price for each 30 day period until the event is cured. In connection with the closing, each of our officers and directors signed a lock-up agreement providing that they will not dispose of or agree to dispose of shares of our common stock beneficially owned by them until six months from the effective date of such registration statement. In addition, the investors have a right of first refusal to participate in any subsequent private placement of debt or equity securities until one year after the effective date of the required registration statement.

     New York Global Securities, Inc. and its agents acted as placement agent in connection with the sale of the senior convertible notes and related warrants and, together with its agents, was paid cash compensation of $120,000 (12% of the gross proceeds from the closing), and, together with its agents, was issued placement agent warrants to purchase 400,000 shares of common stock exercisable at $0.50 per share until two years after the closing.


ITEM 3.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of June 30, 2006, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

Information Tele-communication Company ("ITC") against S-Cam Co., Ltd.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On June 9, 2006, we entered into a Securities Purchase Agreement with 23 accredited investors and sold to such accredited investors: (i) $1,000,000 principal amount of senior convertible notes; and (ii) warrants to purchase up to 2,000,000 shares of common stock, resulting in gross proceeds of $1,000,000. The sale of the senior convertible notes and warrants was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

     New York Global Securities, Inc. and its agents acted as placement agent in connection with the sale of the senior convertible notes and related warrants and, together with its agents, was paid cash compensation of $120,000 (12% of the gross proceeds from the closing), and, together with its agents, was issued placement agent warrants to purchase 400,000 shares of common stock exercisable at $0.50 per share until two years after the closing.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index. The following exhibits are filed with or incorporated by reference into this quarterly report:

3.1 Articles of Incorporation of Powertech, Inc. (incorporated by reference to the Company's Registration Statement on Form 10-SB, file number 0-27675, filed on October 15, 1999).
3.2 Articles of Amendment to Articles of Incorporation changing name to Netmeasure Technology, Inc. (incorporated by reference to the Company's Registration Statement on Form 10-SB, file number 0-27675, filed on October 15,
1999).
3.3 Articles of Amendment to Articles of Incorporation of Netmeasure Technology, Inc. changing name to Sorell, Inc. (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
3.5 By-laws (incorporated by reference to the Company's Registration Statement on Form 10-SB, file number 0-27675, filed on October 15, 1999).
4.1 Form of Senior Convertible Note (incorporated by reference to the Company's Current Report on Form 8-K, filed on May 4, 2006).
4.2 Form of $0.75 Warrant (incorporated by reference to the Company's Current Report on Form 8-K, filed on May 4, 2006).
10.1 Reorganization and Stock Purchase Agreement dated as of July 12, 2005 between the Company (then Netmeasure Technology, Inc.) and S-Cam Co., Ltd. (incorporated by reference to the Company's Form 8-K, filed on October 11,
2005).
10.2 Mutual Nondisclosure Agreement and Business Agreement dated as of September 21, 2005 between S-Cam Co., Ltd. and ANUBIS Electronic Gmbh (incorporated by reference to the Company's Form 10-KSB/A, filed on August 3,
2006)
10.3 Public Relations Agreement dated as of November 1, 2005 between the Company and Martin E. Janis & Company (incorporated by reference to the Company's Form 10-KSB/A, filed on August 3, 2006)
10.4 Letter Agreement dated February 2, 2006 between the Company and New York Global Securities (incorporated by reference to the Company's Form 10-KSB/A, filed on August 3, 2006)
10.5 Pro Forma Invoice and Sales Agreement dated July 6, 2006 between S-Cam Co., Ltd. and Creative Technology, Ltd. (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.6 License Agreement dated February 4, 2005 between S-Cam Co., Ltd and Ingenient Technologies (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.7 License Agreement dated May 12, 2005 between S-Cam Co., Ltd. and Sisvel (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.8 License Agreement dated August 1, 2005 between S-Cam Co., Ltd and Microsoft Corporation (incorporated by reference to the Company's Form 10-KSB/A, filed on August 3, 2006)
10.9 Loan Agreement with The Export-Import Bank of Korea (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.10 Loan Agreement with The Export-Import Bank of Korea (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.11 Loan Agreement with Korea First Bank (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).

10.12 Loan Agreement with Industrial Bank of Korea (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.13 Loan Agreement with The Export-Import Bank of Korea (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.14 Loan Agreement with City Bank (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.15 Loan Agreement with Shinhan Bank (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.16          Loan  Agreement  with  Korea  Exchange  Bank  (incorporated  by reference  to  the  Company's  Form  10-KSB/A,  filed  on  June  14,  2006).
10.17 Loan Agreement with Hana Bank (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.18 Loan Agreement with Hana Bank (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.19 Loan Agreement with Jo Hung Bank (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.20 Loan Agreement with Industrial Bank of Korea (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.21 Office Lease (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.22 Securities Purchase Agreement dated May 1, 2006 by and among Sorell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to the Company's Form 8-K, filed on May 4, 2006).
10.23 Registration Rights Agreement dated May 1, 2006 by and among Sorell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to the Company's Form 8-K, filed on May 4, 2006).
10.24 Form of Lock-Up Agreement (incorporated by reference to the Company's Form 8-K, filed on May 4, 2006).
10.25 Securities Purchase Agreement dated June 9, 2006 by and among Sorell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to the Company's Form 8-K, filed on June 12, 2006).
10.26 Registration Rights Agreement dated June 9, 2006 by and among Sorell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to the Company's Form 8-K, filed on June 12, 2006).
31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1          Chief  Executive  Officer  certification  pursuant  to  18  U.S.C.
Section  1350
32.2          Chief  Financial  Officer  certification  pursuant  to  18  U.S.C.
Section  1350


(b) Reports on Form 8-K.
    --------------------

Form 8-K filed on June 12, 2006 reporting entering into agreement and completion of sale of Convertible Notes and Warrants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2006

By: /s/ Bon Kwan Koo
    ----------------
Name: Bon Kwan Koo

Title: President and Chief Executive Officer

Date: August 24, 2006

By: /s/Seung Nam Yang
    -----------------
Name: Seung Nam Yang

Title: Chief Financial Officer