Form 10QSB
period 2006-09-30
SORELL, INC
filed 2006-12-01
CIK 1073090

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

31,055,150 shares of common stock, $0.001 par value, as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]
                                                                           -

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Financial Statements filed on Form 10-KSB filed with the Securities and Exchange Commission.

                         SORELL, INC. AND THE SUBSIDIARY
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                    UNAUDITED


                                    CONTENTS


Report of Independent Registered Public Accounting Firm                  F-1
Consolidated Interim Balance Sheets                                      F-2
Consolidated Interim Statement of Stockholders' Deficit                  F-3
Consolidated Interim Statement of Operations -Nine months ended          F-4
Consolidated Interim Statement of Operations -Three months ended         F-5
Consolidated Interim Statement of Cash Flows                             F-6
Notes to Consolidated Interim Financial Statements                    F-7-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SORELL, INC. AND THE SUBSIDIARY

     We  have  reviewed  the accompanying consolidated interim balance sheets of
SORELL, INC. AND THE SUBSIDIARY (the "Company") as of September 30, 2006 and 2005 and the related consolidated interim statements of stockholders' deficit, operations, and cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                "SF PARTNERSHIP, LLP"
                                CHARTERED ACCOUNTANTS
TORONTO, CANADA
November
23, 2006

SORELL, INC. AND THE SUBSIDIARY
Consolidated Interim Balance Sheets
September 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)

                                                           2006            2005
                           ASSETS
CURRENT
Cash and cash equivalents (note 3)                     $  1,339,703    $ 2,088,036
Accounts receivable (net of allowance for
doubtful accounts $2,478,138; 2005 - $1,775,422)            479,886      2,544,305
Inventory (note 4)                                        4,409,496      8,334,010
Loans receivable                                                  -         47,854
Prepaid and sundry assets                                   198,307        324,495
                                                       ------------    ------------
TOTAL CURRENT ASSETS                                      6,427,392     13,338,700
DEFERRED FINANCING FEES                                     237,438              -
LOANS RECEIVABLE                                                  -         37,881
PROPERTIES AND EQUIPMENT (note 5)                         7,124,384      7,894,686
DEPOSITS                                                    144,025        524,333
INVESTMENTS (note 6)                                         23,343         45,216
                                                       ------------    ------------

                                                        $13,956,582    $21,840,816
                                                       ------------    ------------

                         LIABILITIES
CURRENT
Accounts payable                                       $  8,363,449    $ 6,290,114
Loans payable - current (note 7)                         10,681,544     11,755,493
Convertible notes (note 9)                                2,000,000              -
                                                       ------------    ------------

TOTAL CURRENT LIABILITIES                                21,044,993     18,045,607

ACCRUED SEVERANCE (note 10)                                 173,831        581,739
LOANS PAYABLE (note 11)                                   4,545,100      4,374,609
                                                       ------------    ------------

TOTAL LIABILITIES                                        25,763,924     23,001,955
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES (notes 14 and 15)

                 STOCKHOLDERS' DEFICIT

CAPITAL STOCK (note 12)
   Authorized
       100,000,000 common shares, par value $0.01
   Issued
       31,055,150 common sharse (2005 - 5,389,900)           31,055          5,390
PAID IN CAPITAL                                           4,901,232      5,026,033
ACCUMULATED OTHER COMPREHENSIVE INCOME                      267,062        749,225
DEFICIT (note 13)                                       (17,006,691)    (6,941,787)
                                                       ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                             (11,807,342)    (1,161,139)
                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $13,956,582    $21,840,816
                                                       ============    ============



(The accompanying notes are an integral part of these consolidated financial statements.)

SORELL, INC. AND THE SUBSIDIARY
Consolidated Interim Statement of Stockholders' Deficit
Nine Months Ended September 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)

                                                                               PAID IN     ACCUMULATED
                                                                               CAPITAL IN  OTHER                    TOTAL
                                                        NUMBER OF  CAPITAL     EXCESS OF   COMPREHENSIVE            STOCKHOLDERS'
                                                        SHARES     STOCK       PAR VALUE   INCOME         DEFICIT   DEFICIT
                                                      ---------   --------    -----------  ----------  ------------  -------------
Balance,
January 1, 2005                                       5,389,900   $  5,390     $5,026,033  $ 830,157   $  2,229,461   $ 8,091,041
Unrealized loss on investment  (note 6)                       -          -              -    (49,410)             -       (49,410)
Foreign exchange on translation                               -          -              -    (31,522)             -       (31,522)
Net loss                                                      -          -              -          -     (9,171,248)   (9,171,248)
                                                      ---------   --------    -----------  ----------  ------------  -------------

Balance, September 30, 2005                           5,389,900   $  5,390     $5,026,033  $ 749,225   $ (6,941,787)  $(1,161,139)
                                                      =========   ========    ===========  ==========  ============= =============

Balance,
January 1, 2006                                      29,539,900   $ 29,540     $4,717,972  $ 621,603   $ (9,056,425)  $(3,687,310)
Common shares issued for consulting
     services (note 12)                               1,165,250      1,165        115,360          -              -       116,525
Common shares issued for consulting
     services (note 12)                                 300,000        300         58,200          -              -        58,500
Common shares issued for a finders
     fee (note 12)                                       50,000         50          9,700          -              -         9,750
Foreign exchange on translation                               -          -              -   (354,541)             -      (354,541)
Net loss                                                      -          -              -          -     (7,950,266)   (7,950,266)
                                                      ---------   --------    -----------  ----------  ------------  -------------

Balance, September 30, 2006                          31,055,150   $ 31,055     $4,901,232  $ 267,062   $(17,006,691) $(11,807,342)
                                                      =========   ========    ===========  ==========  ============= =============


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Statements of Operations
Nine Months Ended September 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)




                                                                               2006                       2005
REVENUE
Manufacturing                                                               $12,037,224                 $25,992,599
Merchandise                                                                   1,044,101                   1,847,549
Subcontracting                                                                  650,765                   1,115,827
Other                                                                           326,340                     154,069
                                                                            -----------                 ------------
                                                                             14,058,430                  29,110,044
                                                                            -----------                 ------------

COST OF SALES
Manufacturing                                                                14,140,240                  30,002,506
Merchandise                                                                   3,865,760                   1,935,545
Subcontracting                                                                  455,535                     801,723
                                                                            -----------                 ------------

                                                                             17,461,535                  32,739,774
                                                                            -----------                 ------------

GROSS LOSS                                                                   (3,403,105)                 (3,629,730)
                                                                            -----------                 ------------

EXPENSES
Salaries, employee benefits, and retirement allowance                         1,370,294                   1,595,813
Research and development                                                        967,085                     848,339
Professional fees                                                               603,499                     378,427
Bad debts                                                                       615,712                   1,467,387
Taxes and dues                                                                  221,068                      94,944
Advertising, promotion, and entertainment                                       185,630                     236,992
Freight                                                                         115,027                     138,794
Travel                                                                          160,592                     194,886
Utilities                                                                        61,236                      76,118
Office and general                                                               78,555                      70,420
Rent                                                                             10,562                      13,257
Warranty (recoveries)                                                          (228,154)                     99,172
Depreciation                                                                    206,166                     257,664
                                                                            -----------                 ------------

                                                                              4,367,272                   5,472,213
                                                                            -----------                 ------------

OPERATING LOSS                                                               (7,770,377)                 (9,101,943)
                                                                            -----------                 ------------

OTHER (EXPENSES) INCOME
Financing fees                                                                 (102,736)                   (230,658)
Amortization of deferred financing fees                                        (135,710)                          -
Gain from sale of securities                                                    257,022                           -
Interest expense - net                                                         (550,353)                   (481,014)
Foreign exchange gain                                                           149,472                     191,202
Gain (loss) on disposition of other assets                                       23,437                     (24,957)
Gain on disposition of equipment                                                178,979                           -
                                                                            -----------                 ------------

                                                                               (179,889)                   (545,427)
                                                                            -----------                 ------------

LOSS BEFORE INCOME TAXES                                                     (7,950,266)                 (9,647,370)
                                                                            -----------                 ------------
Income taxes expense - deferred                                                       -                     476,122

NET LOSS                                                                    $(7,950,266)                $(9,171,248)
                                                                            ============                ============

BASIC LOSS PER SHARE                                                        $     (0.26)                $     (1.70)
                                                                            ============                ============

WEIGHTED AVERAGE NUMBER OF SHARES                                            30,006,095                   5,389,900
                                                                            ============                ============



   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Statements of Operations
Three Months Ended September 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)

                                                                              2006                     2005
REVENUE
Manufacturing                                                              3,024,805                7,457,996
Merchandise                                                                  471,469                  331,254
Subcontracting                                                               204,462                  325,187
Other                                                                        202,639                   44,102
                                                                         -----------              ------------

                                                                           3,903,375                8,158,539
                                                                         -----------              ------------

COST OF SALES
Manufacturing                                                              3,783,797                7,931,981
Merchandise                                                                1,329,988                  269,866
Subcontracting                                                               143,124                  264,845
                                                                         -----------              ------------

                                                                           5,256,909                8,466,692
                                                                         -----------              ------------

GROSS LOSS                                                                (1,353,534)                (308,153)
                                                                         -----------              ------------

EXPENSES
Salaries, employee benefits, and retirement allowance                        410,427                  517,291
Research and development                                                     218,843                  222,263
Professional fees                                                            149,191                  115,119
Bad debts                                                                    160,170                  194,475
Taxes and dues                                                                22,046                   38,004
Advertising, promotion, and entertainment                                     11,860                   76,626
Freight                                                                       27,094                   48,183
Travel                                                                        21,547                   45,841
Utilities                                                                     16,491                   22,029
Office and general                                                            38,013                   31,421
Rent                                                                           2,803                    6,075
Warranty (recoveries)                                                         75,625                   (2,324)
Depreciation                                                                  68,676                   90,890
                                                                         -----------              ------------

                                                                           1,222,786                1,405,893
                                                                         -----------              ------------

OPERATING LOSS                                                            (3,576,320)              (1,714,046)
                                                                         -----------              ------------

OTHER (EXPENSES) INCOME
Financing fees                                                               (15,595)                (177,908)
Amortization of deferred financing fees                                     (135,710)                       -
Gain from sale of securities                                                   1,756                        -
Interest expense - net                                                      (173,588)                (179,853)
Foreign exchange gain                                                         42,291                   (6,492)
Gain on disposition of property                                               11,084                      120
Gain on disposition of equipment                                             178,979                        -
                                                                         -----------              ------------

                                                                              44,927                 (364,133)
                                                                         -----------              ------------

LOSS BEFORE INCOME TAXES                                                  (2,531,393)              (2,078,179)
Income taxes expense - deferred                                                    -                   (2,312)
                                                                         -----------              ------------

NET LOSS                                                                  (2,531,393)              (2,080,491)
                                                                         ============             ============

BASIC LOSS PER SHARE                                                           (0.08)                   (0.39)
                                                                         ============             ============

WEIGHTED AVERAGE NUMBER OF SHARES                                         30,821,897                5,389,900
                                                                         ============             ============


   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS)

SORELL, INC.
(FORMERLY NETMEASURE TECHNOLOGY, INC.)
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
Unaudited
(Expressed in U.S. Dollars)

                                                                 2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(7,950,266)  $(9,171,248)
Adjustments for:
Depreciation                                                   534,158     1,094,756
Gain from sale of securities                                  (257,022)            -
(Gain) loss on disposition of other assets                     (23,437)       24,957
Gain on disposition of equipment                              (178,979)            -
Amortization of deferred financing fees                        135,710             -
Stock issued in exchange for services                          116,525             -
Change in non-cash working capital
Accounts receivable                                          3,641,384     1,539,716
Inventory                                                    2,293,892     3,762,167
Prepaid and sundry assets                                       56,173     1,938,966
Deferred financing fees                                        237,438             -
Deposits                                                       460,282       (71,582)
Accounts payable                                              (475,716)    2,123,070
Accrued severance                                             (434,719)     (106,372)
Deferred taxes                                                       -      (478,122)
                                                            -----------   -----------
Net cash (used in) provided by operating activities         (1,844,577)      658,308
                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (acquisition) of property and equipment, net          157,754      (191,486)
Investments                                                      3,810        57,928
                                                            -----------   -----------

Net cash provided by (used in) investing activities            161,564      (133,558)
                                                            -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Loans receivable                                                87,526       (10,762)
Loans payable                                               (1,018,226)   (1,499,586)
Issuance of convertible notes                                2,000,000             -
Issuance of common shares                                      184,775             -
                                                            -----------   -----------

Net cash provided by (used in) financing activities          1,254,075    (1,510,348)
                                                            -----------   -----------

FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS                  (68,532)     (182,943)
                                                            -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (497,470)   (1,168,541)
CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD             1,837,173     3,256,577
                                                            -----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $ 1,339,703   $ 2,088,036
                                                            -----------   -----------

INTEREST AND INCOME TAXES PAID:
Interest paid                                              $   585,542   $   535,742
                                                            -----------   -----------

Income taxes paid                                          $         -   $         -
                                                            -----------   -----------




   (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS)

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

Going  Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception that raise substantial doubt as to its ability to continue as a going concern. For the periods ended September 30, 2006 and 2005, the Company experienced net losses of $7,950,266 and $9,171,248 and has a negative working capital of $14,617,601 and $4,706,907 for the quarters ended September 30, 2006 and 2005 respectively.

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

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

k)     Properties  and  Equipment,  net

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

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

o)     Recent  Accounting  Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets which amends FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 156"). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

o)     Recent  Accounting  Pronouncements  (cont'd)

In June 2006 FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS No. 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

o)     Recent  Accounting  Pronouncements  (cont'd)

a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.
SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

3.     CASH AND CASH EQUIVALENTS

The Company has provided a term deposit of $856,170 (2005 - $479,500) as security for bank loans as described in note 7. These loans will mature in November and December 2006. As at Sept 30, 2006, the total loan outstanding was $4,723,420 (2005 - $5,274,500).

The Company has provided $50,000 (2005 - $50,000) as a guarantee for the royalty agreement as described in note 14b.

4.     INVENTORY

Inventory  includes  the  following:

                                                          2006                     2005
Finished goods (net of inventory allowance of
 $263,328 (2005 - $689,038)                             $  559,575              $2,138,953
Work in progress (net of inventory allowance of
 $327,804 (2005 - $1,009,992)                              696,584               1,067,443
Raw materials (net of inventory allowance of
 $1,305,075 (2005 - $500,664)                            3,153,337               5,127,614
                                                        ----------             -----------
                                                        $4,409,496              $8,334,010
                                                        ==========             ===========

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

5.     PROPERTIES AND EQUIPMENT, NET

Properties  and  equipment  are  comprised  as  follows:



                                                ACCUMULATED                       Accumulated
                                    COST        DEPRECIATION          Cost        Depreciation
                              -------------    ------------         ------------  ----------
Land                          $   1,341,115     $        -           $ 1,216,772  $        -
Buildings                         4,740,090        285,149             4,300,612     151,162
Machinery                         4,148,751      3,412,714             6,233,059   4,687,111
Tools and equipment                 305,506        184,112               778,691     523,056
Vehicles                             71,705         57,666                98,166      53,096
Furniture and fixtures            1,745,852      1,288,994             1,594,711     912,900
                              -------------    ------------         ------------  ----------

                              $  12,353,019     $5,228,635           $14,222,011  $6,327,325
                              -------------    ------------         ------------  ----------

Net carrying amount                             $7,124,384                        $7,894,686
                                               ------------                       ----------

The land and buildings have been pledged as security for a short-term bank loan as described in note 7 and a long-term bank loan as described in note 11.

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

6.     INVESTMENTS AVAILABLE FOR SALE

                                          2006                       2005

Ein View Co. Ltd (15.4% ownership)     $     23,343          $     40,162
Government Bonds                                  -                 5,054
                                       ------------          ------------
                                       $     23,343          $     45,216
                                       ------------          ------------

Ein  View  Co.  Ltd is a private Korean company which manufactures camera parts.

As the investee has recurring losses, the Company has written down the investment from carrying value to the Company's share of the net book value of the investee as at March 31, 2006 and 2005. The unrealized loss was charged to stockholder's equity, no revualization has been done at the quarters ended September 30, 2006 and 2005.

7.     LOANS PAYABLE - CURRENT

<BTB>
BANK NAME                      INTEREST      MATURITY DATE                      2006                           2005

Industrial Bank of Korea           5.90%  October 20, 2006                    $  827,390                     $  613,760
The Export - Import
Bank of Korea                Libor+1.17%  November 18, 2006                    1,764,662                      1,822,100
Hanmi Bank                         6.95%  November 29, 2006                    3,715,355                      4,123,700
Shinhan Bank                        6.5%  November 4, 2006                       421,153                      1,016,732
Korea Exchange Bank                5.93%  October 20, 2006                     1,661,115                      1,195,279
Jo Hung Bank                          7%  December 21, 2006                      294,723                        959,000
Hana Bank                           6.5%  November 6, 2006                       405,250                      1,150,800
Jo Hung Bank                       6.00%  December 26, 2006                    1,008,065                              -
Letters of Credit                                                                581,477                        874,122
                                                                          --------------                   ------------
                                                                          $   10,681,544                    $11,755,493
                                                                          --------------                   ------------

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

7.     LOANS PAYABLE - CURRENT (cont'd)

The current loans are payable monthly, interest only, and are secured as follows;

The Export - Import Bank of Korea loan of $1,764,662 is guaranteed by the Korea Technology Credit Guarantee Fund up to $927,518.

The Hanmi Bank loan of $3,715,355 is guaranteed by the Korea Credit Guarantee Fund up to $2,972,284 and a term deposit of $539,070 as described in note 3.

The Shinhan Bank loan of $421,153 is guaranteed by the Korea Technology Credit Guarantee Fund up to $662,105.

The Korea Exchange Bank loan of $1,661,115 is guaranteed by the Korea Technology Credit Guarantee Fund up to $1,437,520.

The Hana Bank loan of $294,723 is guaranteed by a second charge of the Company's land and building as described in note 5 with a carrying value of $5,796,056.

The Jo Hung Bank loan of $1,008,065 is guaranteed by a term deposit of $317,100 as described in note 3.

Letters of Credit with Korea Exchange Bank is guaranteed by the Korea Credit Guaranteed Fund up to $1,078,140.

The Industrial Bank of Korea loan of $829,744 and the Jo Hung Bank loan of $405,250 are unsecured.

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

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

The  Company  has  deferred  income  tax  liabilities  as  follows:

                                                                2006                   2005
Deferred income tax liabilities:
Research and development expenses claimed
in excess of accounting for tax purposes                  $   515,192                $ 464,171
Timing differences:
     Allowance for warranty provision                         (38,114)                  (9,827)
     Allowance for severance accrual                           (8,955)                (171,696)
     Allowance for doubtful accounts receivable              (408,893)                (175,883)
     Inventory provision                                     (136,105)                (219,157)
     Other miscellaneous timing differences                   (24,924)                 115,464
     Net operating loss carryforwards                      (2,615,830)              (1,638,665)
                                                           -----------               ----------
                                                           (2,717,629)              (1,635,593)

Valuation allowance for deferred income tax assets          2,717,629                1,635,593
                                                           -----------               ----------

                                                          $         -                $       -
                                                           ===========               ==========

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

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

The convertible notes are outstanding as at September 30, 2006, are unsecured and bear interest at 8% per annum. The note holders have one year from the date of their agreements (the conversion date) to convert their notes into common stock of the Company.

There  was  no  conversion  during  the  quarter.


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

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

11.     LOANS PAYABLE - LONG-TERM

The Industrial Bank of Korea loans are payable quarterly, interest only at 3.5% to 4.4% for the first three years of the term. Principal will be payable quarterly, commencing in 2007, for the balance of the term. The loans will mature March and May of 2012. The loans are guaranteed by a first charge on the land and building as described in note 5 with a carrying value of $5,796,056.

Principal  repayments  of  long-term  debt  is  comprised  as  follows:

2007     $    442,439
2008          884,940
2009          884,940
2010          884,940
2011          884,940
2012          562,901
              -------
     $      4,545,100

12.     CAPITAL STOCK

Authorized
     100,000,000 common shares, par value $0.001
                                                            2006        2005
Issued
     31,055,150 common shares (2005 - 5,389,900)        $ 31,055     $ 5,390
                                                        --------    --------

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

In August 2006 the Company issued 350,000 common shares for services valued at $68,250.

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

12.     CAPITAL STOCK (cont'd)

     Stock Warrants and Options

In accordance with the bylaw, the Korean subsidiary may issue convertible bonds up to $9,751,000 and bonds with stock warrants up to $9,751,000, to individuals or companies other than shareholders. As of September 30, 2006, no bonds with stock warrants or convertible bonds have been issued by the subsidiary.

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

Included in retained earnings are reserves for $2,230,348 (2005 - $2,829,644) appropriated for tax purposes and $46,829 (2005 - $46,829) appropriated as a legal reserve regarding cash dividend.

SORELL, INC. AND THE SUBSIDIARY
Notes to Consolidated Interim Financial Statements
September 30, 2006 and 2005
Unaudited
(Expreseed in U.S. Dollars)

14.     COMMITMENTS

a) The Company is committed to lease obligations of its head office and employee residences, with varying expiring dates from November 2006 to November 2007. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

2006     $     38,450

b) The Company has several licensing agreements for technologies that it acquired. The agreements require the Company to pay royalties in various flat and variable rates. The terms of these agreements range from one year to indefinite periods. During the quarter, the Company incurred approximately $61,615 of royalty fees.

15.     CONTINGENT LIABILITY

The Company has been sued by three companies for damages for approximately $2.4 million. In each case, the company has filed a counter claim. As at the quarter end, the outcome of the lawsuits can not be reasonably determined.

16.     MAJOR CUSTOMERS

For the period ended ended Sept 30, 2006, the Company had four major customers who accounted for 15%, 13% 11% and 10% of the total sales in the period.

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

     From 2002 until recently, through our operating subsidiary S-Cam Co., Ltd., we invested in research to develop consumer electronic products such as MP3 players under our own brand name "Sorell."

GOING  CONCERN

     Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. We have experienced recurring losses since inception that raise substantial doubt as to our ability to continue as a going concern. For the nine months ended September 30, 2006, we generated $14,058,430 in revenue and incurred a net loss of $7,950,266. At September 30, 2006, we had a working capital deficiency of $14,617,601 and an accumulated deficit of $17,006,691. For the years ended December 31, 2005 and 2004, we generated revenue of $41,619,260 and $111,228,815, respectively, and incurred net losses of $11,285,886 and $760,040, respectively. Our ability to continue as a going concern is contingent upon our ability to secure additional financing when needed, continuing sales of our products and attaining profitable operations.

     To secure higher efficiency of the operation, the Company is going through a substantial restructuring process which began during the third quarter of 2006. The restructuring process has and will encompass every corner of of the Company including management from reductions in salary, reductions in the number of employees and the disposition of assets which are not urgently required for the Company. Also at the same time, Management continues to pursue various sources of capital financing in addition to seeking to increase its sales volume. The Company has been unable to secure additional financing needed to cover negative cash flows.

     As a consequence, The company has discontinued the Korean local manufacturing service as of the end of September 2006 and now, S-Cam Co, Ltd., the Company's operating subsidiary, which is the Korean local manufacturing site, has entered into a liquidation process under Korean Law. Management of the company has been working to find alternative solutions to continue the operations since then, but there is no guaranty that the company will succeed in any such new operations.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest only strips and principal only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently reviewing the effect, if any, the proposed guidance will have on our consolidated financial statements.

     In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets which amends FAS No. 140, Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 156"). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently reviewing the effect, if any, the proposed guidance will have on our financial position.

     In June 2006 FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the effect, if any, FIN 48 will have on our financial position.

     In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB No. 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB No. 108 to have a material effect on our financial position and results of operations.

     In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We are currently assessing the potential impacts of implementing this standard.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS No. 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation.

RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

     We are providing comparisions between historical periods for the nine months ended September 30, 2006 and 2005. Please note, however, that effective September 30, 2006 the Company's operating subsidiary, S-Cam Co., Ltd., has entered into a liquidation process under Korean law and the Company is seeking alternatives for its operations. As a consequence, the results may not be meaningful for future operations.

     Total revenues in the nine months ended September 30, 2006 were $14,058,430 compared to $29,110,044 for the nine months ended September 30, 2005. For the nine months ended Septemeber 30, 2006, we reported a net loss of $7,950,266 compared to a net loss in the comparable quarter of 2005 of $9,171,248.

     The reduction in revenues during this period is attributable to our planned reduction of our Electronic Manufacturing Services business. In addition, we were completing the preparation and production of a new product line which we began to release only in April 2006.

     Cost of sales decreased immaterially from $3,629,730 in the nine months ended September 30, 2005 from $3,403,105 in the nine months ended September 30, 2006. The company had anticipated a higher decrease from the substantial reduction of our Electronic Manufacturing Services business.

     Our operating expenses decreased by $1,331,566 to $7,770,377 in the nine months ended September 30, 2006 from $9,101,943 in the nine months ended September 30, 2005 again primarily as a result of the reduction in revenues attributable to our change in the Electronic Manufacturing Services business.

     Our net loss decreased $1,220,982 to $7,950,258 or a loss of $0.26 loss per common share for the nine months ended June 30, 2006, from a net loss of $9,171,248, or $1,70 loss per common share, for the nine months ended September 30, 2005. This reduction in loss per share is attributable to our focus on changing on business to a more profitable overall operation through sale of our own branded products as well as a substantial increase in shares during the period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We have historically participated in several extremely competitive markets, including GPS Navigation with Digital Mobile broadcasting system (DMB), Mp3 production and some EMS business. The Company anticipates that it's operation focus will be on GPS Navigation

     As a major business. Mobile Digital Multimedia Broadcasting (DMB) market was planned to be expanded into the Korean national market by the end of 2006, which could potentially have increased the national consumption by double. Currently, however, the nationalized service system is not yet adopted. We expects that sometime in the middle of 2007 this broadcasting system will be operated in nationwide in Korea.

     Total market demand for GPS Navigation products has increased. In order to effectively compete with our competitors, we have to respond to price competition by lowering prices or increasing features which could adversely affect our gross margin. At the same time, we will have to invest more capital in research and development and marketing and advertising to remain competitive.

     To secure higher efficiency of the operation, the Company is going through a substantial restructuring process which began during the third quarter of 2006. The restructuring process has and will encompass every corner of of the Company including management from reductions in salary, reductions in the number of employees and the disposition of assets which are not urgently required for the Company. Also at the same time, Management continues to pursue various sources of capital financing in addition to seeking to increase its sales volume. The Company has been unable to secure additional financing needed to cover negative cash flows.

     As a consequence, The company has discontinued the Korean local manufacturing service as of the end of September 2006 and now, S-Cam Co, Ltd., the Company's operating subsidiary, which is the Korean local manufacturing site, has entered into a liquidation process under Korean Law. Management of the company has been working to find alternative solutions to continue the operations since then, but there is no guaranty that the company will succeed in any such new operations.

CURRENT  LOANS  PAYABLE

     As with most manufacturing operations, we are dependent on substantial bank loans to support our equipment, plants and other operations. At June 30, 2006, these loans consisted of $25,430,307 of current loans payable and $4,532,200 of long term loans payable, compared to $17,403,182 of current loans payable and $4,415,664 of long term loans payable at June 30, 2005.

     Our current loans payable for September 30, 2006 and September 30, 2005 are as follows:

BANK NAME                      INTEREST      MATURITY DATE                      2006                           2005

Industrial Bank of Korea           5.90%  October 20, 2006                    $  827,390                     $  613,760
The Export - Import
Bank of Korea                Libor+1.17%  November 18, 2006                    1,764,662                      1,822,100
Hanmi Bank                         6.95%  November 29, 2006                    3,715,355                      4,123,700
Shinhan Bank                        6.5%  November 4, 2006                       421,153                      1,016,732
Korea Exchange Bank                5.93%  October 20, 2006                     1,661,115                      1,195,279
Jo Hung Bank                          7%  December 21, 2006                      294,723                        959,000
Hana Bank                           6.5%  November 6, 2006                       405,250                      1,150,800
Jo Hung Bank                       6.00%  December 26, 2006                    1,008,065                              -
Letters of Credit                                                                581,477                        874,122
                                                                          --------------                   ------------
                                                                          $   10,681,544                    $11,755,493
                                                                          --------------                   ------------

The current loans are payable monthly, interest only, and are secured as follows;

The Export - Import Bank of Korea loan of $1,764,662 is guaranteed by the Korea Technology Credit Guarantee Fund up to $927,518.

The Hanmi Bank loan of $3,715,355 is guaranteed by the Korea Credit Guarantee Fund up to $2,972,284 and a term deposit of $539,070 as described in note 3 to our Financial Statements.

The Shinhan Bank loan of $421,153 is guaranteed by the Korea Technology Credit Guarantee Fund up to $662,105.

The Korea Exchange Bank loan of $1,661,115 is guaranteed by the Korea Technology Credit Guarantee Fund up to $1,437,520.

The Hana Bank loan of $294,723 is guaranteed by a second charge of the Company's land and building as described in note 5 to our Financial Statements with a carrying value of $5,796,056.

The Jo Hung Bank loan of $1,008,065 is guaranteed by a term deposit of $317,100 as described in note 3 to our Financial Statements.

Letters of Credit with Korea Exchange Bank is guaranteed by the Korea Credit Guaranteed Fund up to $1,078,140.

The Industrial Bank of Korea loan of $829,744 and the Jo Hung Bank loan of $405,250 are unsecured.

LONG  TERM  LOANS  PAYABLE

     We have one long term loan payable at September 30, 2006 with Industrial Bank of Korea.

The Industrial Bank of Korea loans are payable quarterly, interest only at 3.5% to 4.4% for the first three years of the term. Principal will be payable quarterly, commencing in 2007, for the balance of the term. The loans will mature March and May of 2012. The loans are guaranteed by a first charge on the land and building as described in note 5 to our Financial Statements with a carrying value of $5,796,056.

Principal  repayments  of  long  term  debt  is  comprised  as  follows:

2007     $    442,439
2008          884,940
2009          884,940
2010          884,940
2011          884,940
2012          562,901
              -------
     $      4,545,100

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

     We were required to file a registration statement with the Securities and Exchange Commission within 30 days of closing to register the sale of the common stock issuable upon conversion of the senior convertible notes and exercise of the warrants. The registration statement was filed and has been declared effective by the SEC.

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

     We have agreed with the investors to pay interest payments due on these Convertible Debentures in shares of common stock. These shares were not issued as of September 30, 2006.

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

     We were required to file a registration statement with the Securities and Exchange Commission within 30 days of closing to register the sale of the common stock issuable upon conversion of the senior convertible notes and exercise of the warrants. The registration statement was filed and has been declared effective by the SEC.

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

     We have agreed with the investors to pay interest payments due on these Convertible Debentures in shares of common stock. These shares were not issued as of September 30, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of September 30, 2006, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman (who has served as the principal financial and accounting officer) and its President and CEO (who serves as the principal operating officer). Based upon that evaluation, the Company's Chairman and President have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006 the Company issued 300,000 shares of common stock to a consultant. These shares were issued without public offering in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

In August 2006 the Company issued 50,000 shares to an accredited investor as a finders fee in connection with the company's convertible debentures. These shares were issued without public offering in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is presently technically in default in connection with the issuance of shares of common stock as interest on its Convertible Debentures issued on May 1, 2006 and June 9, 2006. The Company and the debenture holders have agreed to issue common shares with respect to such interesst.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index.  The following exhibits are filed with or incorporated by
      -------------
reference into this quarterly report:


EXHIBIT NUMBER          DESCRIPTION
                        -----------
3.1 Articles of Incorporation of Powertech, Inc. (incorporated by reference to the Company's Registration Statement on Form 10-SB, file number 0-27675, filed on October 15, 1999).
3.2 Articles of Amendment to Articles of Incorporation changing name to Netmeasure Technology, Inc. (incorporated by reference to the Company's Registration Statement on Form 10-SB, file number 0-27675, filed on October 15,
1999).
3.3 Articles of Amendment to Articles of Incorporation of Netmeasure Technology, Inc. changing name to Sorell, Inc. (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
3.5 By-laws (incorporated by reference to the Company's Registration Statement on Form 10-SB, file number 0-27675, filed on October 15, 1999).
4.1 Form of Senior Convertible Note (incorporated by reference to the Company's Current Report on Form 8-K, filed on May 4, 2006).
4.2 Form of $0.75 Warrant (incorporated by reference to the Company's Current Report on Form 8-K, filed on May 4, 2006).
10.1 Reorganization and Stock Purchase Agreement dated as of July 12, 2005 between the Company (then Netmeasure Technology, Inc.) and S-Cam Co., Ltd. (incorporated by reference to the Company's Form 8-K, filed on October 11,
2005).
10.2 Mutual Nondisclosure Agreement and Business Agreement dated as of September 21, 2005 between S-Cam Co., Ltd. and ANUBIS Electronic Gmbh (incorporated by reference to the Company's Form 10-KSB/A, filed on August 3,
2006)
10.3 Public Relations Agreement dated as of November 1, 2005 between the Company and Martin E. Janis & Company (incorporated by reference to the Company's Form 10-KSB/A, filed on August 3, 2006)
10.4 Letter Agreement dated February 2, 2006 between the Company and New York Global Securities (incorporated by reference to the Company's Form 10-KSB/A, filed on August 3, 2006)
10.5 Pro Forma Invoice and Sales Agreement dated July 6, 2006 between S-Cam Co., Ltd. and Creative Technology, Ltd. (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.6 License Agreement dated February 4, 2005 between S-Cam Co., Ltd and Ingenient Technologies (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.7 License Agreement dated May 12, 2005 between S-Cam Co., Ltd. and Sisvel (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.8 License Agreement dated August 1, 2005 between S-Cam Co., Ltd and Microsoft Corporation (incorporated by reference to the Company's Form 10-KSB/A, filed on August 3, 2006)
10.9 Loan Agreement with The Export-Import Bank of Korea (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.10 Loan Agreement with The Export-Import Bank of Korea (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.11 Loan Agreement with Korea First Bank (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).
10.12 Loan Agreement with Industrial Bank of Korea (incorporated by reference to the Company's Form 10-KSB/A, filed on June 14, 2006).

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

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 2006

By: /s/ Bon Kwan Koo
    ----------------
Name: Bon Kwan Koo

Title: President and Chief Executive Officer

Date: November 30, 2006

By: /s/Seung Nam Yang
    -----------------
Name: Seung Nam Yang

Title: Chief Financial Officer